Form 10-Q
period 2001-09-30
CAPITAL BANCORP INC
filed 2001-11-14
CIK 1136303

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                       FROM _____________ TO _____________

                        Commission File Number 333-56682
                                               ---------

                              CAPITAL BANCORP, INC.
              -----------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

           Tennessee                                      62-1848668
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                    1820 West End Avenue, Nashville, TN 37203
              --------- -------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (615) 327-9000
                --------------------------------------------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock outstanding: 1,565,271 shares at November 6, 2001.
                                   ---------

                              CAPITAL BANCORP, INC.

PART I: FINANCIAL INFORMATION

       Item 1.    Financial Statements

       The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

               Consolidated Balance Sheets - September 30, 2001 and December 31, 2000.

               Consolidated Statements of Earnings - For the three months and nine months ended September 30, 2001 and 2000.

               Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 2001 and 2000.

               Consolidated Statements of Cash Flows - For the nine months ended September 30, 2001 and 2000.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                  Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II:       OTHER INFORMATION

       Item 1.    Legal Proceedings

       Item 2.    Changes in Securities and Use of Proceeds

       Item 3.    Defaults Upon Senior Securities

       Item 4.    Submission of matters to a vote of Security Holders

       Item 5.    Other Information

       Item 6.    Exhibits and Reports on Form 8-K


       Signatures

                              CAPITAL BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)

                                                                                  (In Thousands)
                                                                           ---------------------------
                                                                           September 30,  December 31,
                                                                               2001           2000
                                                                             --------       --------
                                      ASSETS

Loans, net of allowance for possible loan losses of $2,163,000 and
   $1,886,000, respectively                                                  $132,870        114,703
Securities available-for-sale, at market (amortized cost $18,387,000
   and $25,246,000, respectively                                               18,615         24,952
Loans held for sale                                                             1,556            765
Interest-bearing deposits in financial institutions                               672            496
Federal funds sold                                                              9,675         11,415
Other earning assets                                                            1,084          1,038
                                                                             --------       --------
             Total earning assets                                             164,472        153,369
                                                                             --------       --------
Cash and due from banks                                                         3,330          5,300
Premises and equipment, net of accumulated depreciation                         5,511          4,562
Accrued interest receivable                                                       912          1,124
Deferred income taxes                                                             575            767
Other real estate                                                                 496            493
Other assets                                                                    1,566          1,327
                                                                             --------       --------
             Total assets                                                    $176,862        166,942
                                                                             ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                     $146,002        144,093
Securities sold under repurchase agreements                                     2,639          1,545
Accrued interest and other liabilities                                            930          1,022
Advances from Federal Home Loan Bank                                           11,000          5,000
                                                                             --------       --------
             Total liabilities                                                160,571        151,660
                                                                             --------       --------
Stockholders' equity:
   Preferred stock, no par value, authorized 20,000,000
     shares, no shares issued                                                      --             --
   Common stock, par value $4 per share; authorized 20,000,000 shares,
     1,565,271 and 1,560,271 shares issued and outstanding,
     respectively                                                               6,261          6,241
   Additional paid-in capital                                                   5,909          5,879
   Retained earnings                                                            3,980          3,344
   Net unrealized gains (losses) on available-for-sale securities, net of income tax expense of $87,000 and income tax benefit of
     $112,000, respectively                                                       141           (182)
                                                                             --------       --------
             Total stockholders' equity                                        16,291         15,282
                                                                             --------       --------
COMMITMENTS AND CONTINGENCIES

             Total liabilities and stockholders' equity                      $176,862        166,942
                                                                             ========       ========





See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                 Three Months Ended    Nine Months Ended
                                                                    September 30,         September 30,
                                                                  ----------------     -----------------
                                                                   2001      2000       2001       2000
                                                                  ------     -----     -------     -----
                                                                    (Dollars In           (Dollars In
                                                                  Thousands Except      Thousands Except
                                                                 Per Share Amounts)    Per Share Amounts)
Interest income:
   Interest and fees on loans                                     $2,954     3,002     $ 8,723     8,449
   Interest and dividends on securities:
     Taxable securities                                              285       397         878     1,200
     Exempt from Federal income taxes                                 13        13          39        39
   Interest on loans held for sale                                    38        24         107        53
   Interest on Federal funds sold                                     91        18         372        18
   Interest on interest-bearing deposits in financial institutions     1         4           2         6
                                                                  ------     -----     -------     -----
           Total interest income                                   3,382     3,458      10,121     9,765
                                                                  ------     -----     -------     -----
Interest expense:
   Interest on savings accounts                                        2         2           9         8
   Interest on negotiable order of withdrawal accounts                25        30         129        64
   Interest on money market accounts                                 594       919       2,019     2,119
   Interest on certificates of deposit over $100,000                 437       315       1,290       869
   Interest on certificates of deposit - other                       416       389       1,325     1,309
   Interest on securities sold under repurchase agreements            21        21          64        63
   Interest on Federal funds purchased                                --         6          --        75
   Interest on advances from Federal Home Loan Bank                  144       148         309       470
                                                                  ------     -----     -------     -----
           Total interest expense                                  1,639     1,830       5,145     4,977
                                                                  ------     -----     -------     -----
Net interest income before provision for possible loan losses      1,743     1,628       4,976     4,788
Provision for possible loan losses                                   120       216         436       576
                                                                  ------     -----     -------     -----
Net interest income after provision for possible loan losses       1,623     1,412       4,540     4,212
                                                                  ------     -----     -------     -----
Non-interest income:
   Service charges on deposit accounts                               138        96         405       254
   Other fees and commissions                                         23        22          67        51
   Gain on sale of loans                                             159       110         415       264
   Gain on disposal of fixed assets                                    1        --           1        --
   Gain on sale of other real estate                                   2        --          --        --
                                                                  ------     -----     -------     -----
           Total non-interest income                                 323       228         888       569
                                                                  ------     -----     -------     -----
Non-interest expenses:
   Employee salaries and benefits                                    826       701       2,497     2,147
   Occupancy expenses                                                186       133         541       388
   Furniture and equipment expenses                                   91        89         251       220
   Data processing expense                                            47        53         144       124
   FDIC insurance and state banking fees                              15        11          45        37
   Other operating expenses                                          360       304         899       841
   Loss on sale of other real estate                                  --        20          42        46
                                                                  ------     -----     -------     -----
           Total non-interest expense                              1,525     1,311       4,419     3,803
                                                                  ------     -----     -------     -----
           Earnings before income taxes                              421       329       1,009       978
Income taxes                                                         156        68         373        68
                                                                  ------     -----     -------     -----
           Net earnings                                           $  265       261     $   636       910
                                                                  ======     =====     =======     =====
Basic earnings per common share                                   $  .17       .17     $   .41       .57
                                                                  ======     =====     =======     =====
Diluted earnings per common share                                 $  .17       .16     $   .39       .54
                                                                  ======     =====     =======     =====



See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                           --------------       ----------------
                                                           2001      2000       2001       2000
                                                           ----      ----       ----       -----
                                                           (In Thousands)        (In Thousands)
Net earnings                                               $265       261       $636         910
                                                           ----      ----       ----       -----
Other comprehensive earnings net of tax:
   Unrealized gains on available-for-sale securities
     arising during period, net of tax expense of
     $52,000, $104,000, $199,000 and $80,000,
     respectively                                            85       170        323         130
                                                           ----      ----       ----       -----
           Other comprehensive earnings                      85       170        323         130
                                                           ----      ----       ----       -----
           Comprehensive earnings                          $350       431       $959       1,040
                                                           ====      ====       ====       =====




See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                             (In Thousands)
                                                                          ---------------------
                                                                            2001         2000
                                                                          --------      -------
Cash flows from operating activities:
   Interest received                                                      $ 10,226        9,465
   Fees received                                                               472          305
   Interest paid                                                            (5,216)      (5,083)
   Cash paid to suppliers and employees                                     (4,325)      (3,819)
   Proceeds from loan sales                                                 28,151       14,444
   Originations of loans held for sale                                     (28,527)     (15,060)
   Income taxes paid                                                          (395)        (450)
                                                                          --------      -------
             Net cash provided by (used in) operating activities               386         (198)
                                                                          --------      -------
Cash flows from investing activities:
   Proceeds from maturities of available-for-sale securities                20,283          626
   Purchase of available-for-sale securities                               (13,363)        (134)
   Loans made to customers, net of repayments                              (19,243)     (12,350)
   Purchase of premises and equipment                                       (1,249)      (2,956)
   Decrease (increase) in interest-bearing deposits in financial
     institutions                                                             (176)         266
   Expenditures on other real estate                                            (5)         (31)
   Proceeds from sale of other real estate                                     600          511
   Proceeds from disposal of fixed assets                                        4           --
                                                                          --------      -------
             Net cash used in investing activities                         (13,149)     (14,068)
                                                                          --------      -------
Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings and
     NOW deposit accounts                                                   (2,182)      39,131
   Net increase (decrease) in time deposits                                  4,091       (5,787)
   Increase (decrease) in securities sold under repurchase agreements        1,094         (444)
   Net increase (decrease) in advances from Federal Home Loan Bank           6,000       (5,275)
   Purchase of common stock                                                     --       (6,525)
   Proceeds from exercise of stock options                                      50        1,225
                                                                          --------      -------
             Net cash provided by financing activities                       9,053       22,325
                                                                          --------      -------
Net increase (decrease) in cash and cash equivalents                        (3,710)       8,059

Cash and cash equivalents at beginning of period                            16,715        2,916
                                                                          --------      -------
Cash and cash equivalents at end of period                                $ 13,005       10,975
                                                                          ========      =======



See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                (In Thousands)
                                                                               -----------------
                                                                               2001        2000
                                                                               -----      ------

Reconciliation of net earnings to net cash provided by (used in) operating activities:
     Net earnings                                                              $ 636         910
     Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
         Depreciation, amortization and accretion                                236          79
         Provision for possible loan losses                                      436         576
         FHLB dividend reinvestment                                              (46)        (43)
         Loss on sale of other real estate                                        42          46
         Increase in loans held for sale                                        (791)       (880)
         Increase in refundable income taxes                                     (15)       (340)
         Increase in other assets, net                                          (224)       (362)
         Decrease (increase) in accrued interest receivable                      212        (112)
         Increase in deferred tax asset                                           (7)         --
         Gain on disposal of fixed assets                                         (1)         --
         Decrease in accrued income taxes                                         --         (42)
         Increase (decrease) in other liabilities                                (21)         76
         Decrease in interest payable                                            (71)       (106)
                                                                               -----      ------
                 Total adjustments                                              (250)     (1,108)
                                                                               -----      ------
                 Net cash provided by (used in) operating activities           $ 386        (198)
                                                                               =====      ======



Supplemental Schedule of Non-Cash Activities:

   Unrealized gain on available-for-sale securities, net of
     income tax expense of $199,000 and $80,000, respectively                  $ 323         130
                                                                               =====      ======
   Non-cash transfers from loans to other real estate                          $ 640         618
                                                                               =====      ======



See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Capital Bancorp, Inc. (Company), Capital Bank & Trust Company (Bank), its wholly-owned subsidiary, and CBTC Corporation and Capital Housing Improvement Projects, Inc., wholly-owned subsidiaries of Capital Bank & Trust Company. On April 24, 2001, the stockholders of Capital Bank & Trust Company voted to exchange their stock for stock in Capital Bancorp, Inc. Effective July 1, 2001, Capital Bancorp, Inc. became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of operations for the three months and nine months ended September 30, 2001 and 2000, comprehensive earnings for the three months and nine months ended September 30, 2001 and 2000 and changes in cash flows for the nine months ended September 30, 2001 and 2000. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Bank's December 31, 2000 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

STOCK ACQUISITION AND INCOME TAXES

On January 14, 2000, the Bank acquired 197,500 shares of common stock at a price of $18.00 per share from its largest shareholder. In addition, the shareholder exercised all of his options for 112,500 shares at a total exercise price of $1,225,000. The Bank then acquired these shares at $18.00 per share. The net effect of these transactions was to reduce the total capital of the Bank by $4,355,000. On June 2, 2000, the Bank purchased the remaining 52,500 shares held by the shareholder for $18.00 per share totaling $945,000.

The stock options exercised by the shareholder were nonqualified stock options; accordingly, the excess of the market price over the exercise price totaling $800,000 was treated as income to the stockholder and the Bank received a corresponding tax deduction. As a result, the Bank accrued taxes on only $178,000 of its first three quarters 2000 pre-tax earnings of $978,000. The Bank's income tax expense was $373,000 for the first nine months ended September 30, 2001.

                          CAPITAL BANK & TRUST COMPANY

                                    FORM 10-Q


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Bank's Annual Report on Form 10-K, as filed with the Federal Deposit Insurance Corporation, for the year ended December 31, 2000 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

FORWARD-LOOKING STATEMENTS

        Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward-looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

        The concept of liquidity involves the ability of the Company to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

        Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market certificates, generally require higher costs than fixed rate instruments such as savings accounts.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

        The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

        Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumns and pricing and deposit volumn and mix. These assumptions are inherently uncertain, and, as a result, net interest income can not be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

        Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank's required reserves, are also a major source of liquidity.

        The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1.3 million mature or reprice within the next twelve months.

        A secondary source of liquidity is the Company's loan portfolio. At September 30, 2001 loans of approximately $71.1 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

        As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $29.8 million will become due during the next twelve months. The Company's deposit base increased approximately $1.9 million during the nine months ended September 30, 2001. The increase in deposits consists of a $2.2 million decrease in transactional accounts and a $4.1 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $11.0 million at September 30, 2001 from $5.0 million at December 31, 2000.

        Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience. A reduction in the interest rate paid on these accounts could have an impact on the level of these accounts.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

        It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branched into Sumner County and eastern Davidson County and expects the new locations to have a favorable impact on the deposit base. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

        A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 9.2% at September 30, 2001 and December 31, 2000. Total assets increased 5.9% during the nine months ended September 30, 2001. The annualized rate of return on stockholders' equity for the nine months ended September 30, 2001 was 5.2% compared to 8.2% for the comparable period in 2000. The Bank's capital at September 30, 2001 of $16,291,000 results from beginning capital of $15,282,000 plus net earnings of $636,000, plus proceeds from exercise of stock options of $50,000 plus an increase in unrealized gains on available-for-sale securities of $323,000. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

        Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered "adequately capitalized" under the "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At September 30, 2001 the Company and its subsidiary have a Tier 1 risk-based ratio of 11.5%, a total capital to risk-based ratio of 12.8% and a Tier 1 leverage ratio of 9.1%. These ratios fell within the category of "well capitalized" under the regulations.

        The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2001.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

        In March of 2001, the Company's stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan. The Company agreed with the Bank that it would exchange its options to the holders of stock options under the Bank's stock option plan on an option-for-option basis. Thus options that were outstanding under the Bank's stock option plan have been exchanged for options under the Company's stock option plan. It is intended that the holders of the Bank's options will be able to exercise their options on exactly the terms and conditions that they could have exercised Bank stock options. Thus substantially identical vesting, exercise price, and all other material terms of exercise have been grafted on the stock options exchanged by Bank stock option holders. (Thus, for example, Bank stock options that were fully vested at the time that the Company acquired the Bank became fully vested at the time of their exchange for Company stock options.) The Company has granted the right to purchase 150,000 shares of stock to its officers and up to 100,000 shares of stock to the Bank's Directors at an exercise price of $10.00 per share. In addition, during 1996, the Bank granted its former Chairman an option to purchase 50,000 shares of common stock. These grants were inclusive of nonqualified options. During 1999, the Bank granted several key employees options to purchase a total of 17,000 shares of common stock, and during the first quarter of 2000, the Bank granted one key employee the option to purchase 4,000 shares of common stock. During 2001, the Bank granted one key employee the option to purchase 1,000 shares of common stock and the Company granted several key employees options to purchase a total of 4,000 shares of common stock. At September 30, 2001, 130,000 shares had been exercised and 177,600 shares were exercisable. The shares granted to directors, officers and employees are exercisable over a period of 10 years. All outstanding options for Capital Bank & Trust Company shares have been exchanged for options to acquire Capital Bancorp, Inc. shares of stock in connection with the formation of the bank holding company as described in the notes to consolidated financial statements. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the Bank's annual consolidated financial statements.

RESULTS OF OPERATIONS

        Net earnings were $636,000 for the nine months ended September 30, 2001 as compared to $910,000 for the same period in 2000. Net earnings were $265,000 for the quarter ended September 30, 2001 as compared to $261,000 during the same quarter in 2000.

        As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during period of volatility in interest.

        The Company's interest income, excluding tax equivalent adjustments, increased by $356,000 or 3.6% during the nine months ended September 30, 2001 as compared to the same period in 2000. Interest income for the quarter ended September 30, 2001 decreased $76,000 or 2.2% over the quarter ended September 30, 2000 and increased $21,000 from the second quarter of 2001. The increases were primarily attributable to growth in the loan portfolio. The ratio of average earning assets to total average assets was 94.1% for the nine months ended September 30, 2001 and 95.0% for the nine months ended September 30, 2000.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        Interest expense increased by $168,000 for the nine months ended September 30, 2001 or 3.4% to $5,145,000 compared to $4,977,000 for the same period in 2000. Interest expense for the quarter ended September 30, 2001 decreased $191,000 or 10.4% as compared to the quarter ended September 30, 2000. Interest expense for the quarter ended September 30, 2001 decreased $64,000 or 3.8% compared to the quarter ended June 30, 2001. The increase in interest expense for the nine months ended September 30, 2001 can be attributable primarily to an increase in average interest bearing liabilities. The decrease in interest expense for the quarters can be attributable primarily to a reduction in interest rates paid on deposits.

        The foregoing resulted in net interest income of $4,976,000 for the nine months ended September 30, 2001, an increase of $188,000 or 3.9% compared to the same period in 2000. Net interest income for the quarter ended September 30, 2001 increased $115,000 or 7.1% over the third quarter of 2000 while there was an increase of $85,000 or 5.1% over the quarter ended June 30, 2001.

        The following schedule details the loans of the Company at September 30, 2001 and December 31, 2000:

                                                            (In Thousands)
                                                    -----------------------------
                                                    September 30,    December 31,
                                                        2001            2000
                                                      --------         -------
         Commercial, financial & agricultural         $ 74,088          69,402
         Real estate - construction                     17,122           8,289
         Real estate - mortgage                         38,824          34,269
         Consumer                                        4,999           4,629
                                                      --------         -------
                                                      $135,033         116,589
                                                      ========         =======


        The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

        A loan is deemed to be impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        The Company's first mortgage single family residential, consumer and credit card loans which total approximately $34,313,000, $4,810,000 and $189,000, respectively at September 30, 2001, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

        The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower's ability to pay.

        Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2001, the Company had nonaccrual loans totaling $530,000 as compared to $1,447,000 at December 31, 2000.

        Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

        Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2001, the Company had no loans that have had the terms modified in a troubled debt restructuring.

        The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        Impaired loans and related allowance for loan loss amounts at September 30, 2001 and December 31, 2000 were as follows:

                                          September 30, 2001        December 31, 2000
                                        ---------------------    ---------------------
                                                    Allowance                Allowance
                                         Recorded      for        Recorded      for
           (In Thousands)               Investment  Loan Loss    Investment  Loan Loss
           --------------               ----------  ---------    ----------  ---------
Impaired loans with allowance for
  loan loss                                $453          198       $1,433       404
Impaired loans with no allowance for
  loan loss                                  --           --           --        --
                                           ----       ------       ------       ---
                                           $453          198       $1,433       404
                                           ====       ======       ======       ===


        The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

        The average recorded investment in impaired loans for the nine months ended September 30, 2001 and 2000 was $380,000 and $536,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $26,000 and $35,000 for 2001 and 2000, respectively.

        The following schedule details selected information as to non-performing loans of the Company:

                           September 30, 2001           December 31, 2000
                         ----------------------     ------------------------
                         Past Due                   Past Due
                          90 Days    Non-Accrual    90 Days      Non-Accrual
                          -------    -----------    -------      -----------
                            (In Thousands)              (In Thousands)
Real estate loans          $327          114         $   81           574
Installment loans            27           55              6            --
Commercial                   --          361             45           873
                           ----         ----         ------         -----
                           $354          530         $  132         1,447
                           ====         ====         ======         =====
Renegotiated loans         $ --           --         $   --            --
                           ====         ====         ======         =====


         Transactions in the allowance for loan losses were as follows:

                                                              Nine Months Ended
                                                                September 30,
                                                           -----------------------
                                                             2001             2000
                                                           -------          ------
                                                               (In Thousands)
Balance, January 1, 2001 and 2000, respectively            $ 1,886           1,330
Add (deduct):
   Losses charged to allowance                                (177)           (151)
   Recoveries credited to allowance                             18               3
   Provision for loan losses                                   436             576
                                                           -------          ------
Balance, September 30, 2001 and 2000, respectively         $ 2,163           1,758
                                                           =======          ======

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        The provision for loan losses was $436,000 and $576,000 for the first nine months of 2001 and 2000, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

        The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to and subsequently approved by the Board of Directors.

        The following tables present internally classified loans as of September 30, 2001 and December 31, 2000:

                               September 30,
                                   2001
                              (In Thousands)    Special
                                  Total         Mention     Substandard   Doubtful
                                  -----         -------     -----------   --------
Commercial, financial and
   agricultural                   $  582            --           243         339
Real estate construction              --            --            --          --
Real estate mortgage                 832            --           832          --
Consumer                             154            --           154          --
                                  ------         -----         -----         ---
                                  $1,568            --         1,229         339
                                  ======         =====         =====         ===

                                December 31,
                                   2000
                              (In Thousands)    Special
                                  Total         Mention     Substandard   Doubtful
                                  -----         -------     -----------   --------
Commercial, financial and
   agricultural                   $1,090            --           889         201
Real estate construction              --            --            --          --
Real estate mortgage                 910            --           910          --
Consumer                              67            --            67          --
                                  ------         -----         -----         ---
                                  $2,067            --         1,866         201
                                  ======         =====         =====         ===

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        At September 30, 2001, loans totaling $1,568,000, were included in the Company's internal classified loan list. Of these loans, $832,000 are real estate and $736,000 are commercial and other loans. The collateral values, based on estimates received by management, securing these loans total approximately $2,455,000 ($2,264,000 related to real property and $191,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely impact future operating results, liquidity or capital resources.

        Residential real estate loans that are classified substandard totaling $832,000 and $910,000 at September 30, 2001 and December 31, 2000 consist of fifteen and twelve individual loans, respectively, that have been classified accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

        The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                      September 30, 2001              December 31, 2000
                                -----------------------------   ----------------------------
                                                 Percent of                     Percent of
                                                  Loans In                       Loans In
                                   In          Each Category       In         Each Category
                                Thousands      To Total Loans   Thousands     To Total Loans
                                ---------      --------------   ---------     --------------
Commercial, financial and
  agricultural                    $1,352            54.9%        $1,179            59.5%
Real estate construction             324            12.7            283             7.1
Real estate mortgage                 324            28.7            283            29.4
Consumer                             163             3.7            141             4.0
                                  ------          ------         ------          ------
                                  $2,163           100.0%        $1,886           100.0%
                                  ======          ======         ======          ======


        There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2001 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

        Non-interest income increased $319,000 or 56.1% to $888,000 during the nine months ended September 30, 2001 compared to $569,000 for the same period in 2000. Non-interest income increased $95,000 or 41.7% for the quarter ended September 30, 2001 as compared to the comparable quarter in 2000. The increase in 2001 was due primarily to an increase in service charges on deposit accounts and gain on sale of loans during the first nine months of 2001 compared to 2000.

        Non-interest expense increased $616,000 or 16.2% to $4,419,000 during the first nine months of 2001 compared to $3,803,000 during the same period in 2000. There was an increase of $214,000 or 16.3% for the three months ended September 30, 2001 as compared to the same period in 2000 and a $45,000 increase or 3.0% from $1,481,000 for the quarter ended June 30, 2001. The increase in 2001 was due primarily to increases in salaries and employee benefits and occupancy expenses. These increases relate principally to costs associated with opening new branches.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        Income taxes were $373,000 for the first nine months of 2001 as compared to $68,000 for the first nine months of 2000. The reason for the decrease during the first nine months of 2001 is that nonqualified stock options with a market price in excess of the exercise price of $800,000 were exercised. This transaction resulted in an $800,000 tax deduction to the Bank in 2000.

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with basic earnings per share plus the effect of common shares contingently issuable from stock options.

        The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2001 and 2000:

                                            Three Months Ended     Nine Months Ended
                                              September 30,           September 30,
                                          ---------------------  --------------------
(In Thousands, except share amounts)         2001       2000       2001       2000
                                          ----------  ---------  ---------  ---------
Basic EPS Computation:
  Numerator - income available to common
     shareholders                         $      265        261        636        910
                                          ----------  ---------  ---------  ---------
  Denominator - weighted average number
     of common shares outstanding          1,564,239  1,560,271  1,561,608  1,598,958
                                          ----------  ---------  ---------  ---------
  Basic earnings per common share         $      .17        .17        .41        .57
                                          ==========  =========  =========  =========
Diluted EPS Computation:
  Numerator - income available to common
     shareholders                         $      265        261        636        910
                                          ----------  ---------  ---------  ---------
  Denominator:
     Weighted average number of common
       shares outstanding                  1,564,239  1,560,271  1,561,608  1,598,958
     Dilutive effect of stock options         32,626     70,192     49,646     73,545
                                          ----------  ---------  ---------  ---------
                                           1,596,865  1,630,463  1,611,254  1,672,503
                                          ----------  ---------  ---------  ---------
Diluted earnings per common share         $      .17        .16        .39        .54
                                          ==========  =========  =========  =========


        Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

IMPACT OF INFLATION

        The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings in recent years. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity such as Federal funds sold or purchased and loans, securities and deposits. Based upon the nature of the Company's current operations, the Company is not presently subject to foreign currency exchange or commodity price risk.

        Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets periodically to analyze the rate sensitivity position. Such meetings are intended to focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

        There are no material changes in reported market risks during the nine months ended September 30, 2001 known to management. Please refer to Item 2 of
Part I of this Report for additional information related to market and other risks.

                              CAPITAL BANCORP, INC.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Shares of authorized but unissued common stock were sold to a retiring Director of the Bank on July 20, 2001 pursuant to the exercise of vested options for 5,000 shares at an exercise price of $10.00 per share. The aggregate proceeds to the Company were $50,000. There were no underwriters and no underwriting discounts or commissions. The sale was for cash. The Company believes that an exemption from registration for these shares was available to the Company in that the issuance thereof did not constitute, and was not a part of, a public offering of securities within the meaning of the Securities Act of 1933, as amended. The securities sold were not convertible. The proceeds of the sale are being used by the Company for general corporate purposes.

           (a)      None.

           (b)      Not applicable.

           (c)      None.

           (d) The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-Q.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           (a)      None.

           (b)      Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)      None.

           (b)      Not applicable.

           (c)      Not applicable.

           (d)      Not applicable.

ITEM 5.    OTHER INFORMATION

                None.

                              CAPITAL BANCORP, INC.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    None.

           (b) The Company filed a Report on Form 8-K on July 16, 2001, reporting the Company's acquisition of the Bank under Items 1, 2, and 7 of that Form. No financial statements were filed as a part of the Report although, Exhibit 99.2, annual financial statements of Capital Bank & Trust Company were incorporated by reference to Exhibit 13 to the Company's Registration Statement on Form S-4, as amended, Commission File No. 333-56682.

                              CAPITAL BANCORP, INC

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAPITAL BANCORP, INC.
                                    --------------------------------------------
                                                 (Registrant)




DATE:  November 6, 2001             /s/  R. Rick Hart
       ----------------             --------------------------------------------
                                    R. Rick Hart, President and
                                    Chief Executive Officer




DATE:  November 6, 2001             /s/  Sally P. Kimble
       ----------------             --------------------------------------------
                                    Sally P. Kimble, Sr. Vice President and
                                    Chief Financial Officer