Form 10-K
period 2001-12-31
CAPITAL BANCORP INC
filed 2002-03-22
CIK 1136303

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                             ----------------------

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______________ to _______________

Commission File Number:  333-56682.

                              CAPITAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Tennessee                                         62-1848668
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

         1820 West End Avenue
         Nashville, Tennessee                                       37203
(Address of principal executive offices)                         (Zip Code)

                  Registrant's telephone number (615) 327-9000

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                     Name of each exchange on which
      to be so registered:                     each class is to be registered:

              None                                          None

 Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

                          $4.00 par value common stock

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value based upon the last transaction in the shares reported to management (in that there exists no established public trading market for Registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common equity held by non-affiliates as of March 1, 2002, is approximately $17,375,774. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by "affiliates," a status that each of such Directors and executive officers individually disclaims. This is based on an estimated 1,336,598 shares held by non-affiliates at March 1, 2002. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2002, 1,565,271 shares of the Registrant's common voting stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Specified portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders, and portions of its 2001 Annual Report to Shareholders, as set forth in the Exhibit Index.
================================================================================

                              CAPITAL BANCORP, INC.
                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I  ...................................................................    1

Item 1.    Business........................................................    1

Item 2.    Description of Property.........................................   41

Item 3.    Legal Proceedings...............................................   42

Item 4.    Submission of Matters to a Vote of Security Holders.............   42

PART II ...................................................................   42

Item 5.    Market Price for Common Equity and Related Stockholder Matters..   42

Item 6.    Selected Financial Data.........................................   53

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation........................................   54

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk......   54

Item 8.    Financial Statements and Supplementary Data.....................   54

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................   55

PART III...................................................................   55

Item 10.   Directors And Executive Officers of the Registrant..............   55

Item 11.   Executive Compensation..........................................   55

Item 12.   Security Ownership of Certain Beneficial

           Owners and Management...........................................   55

Item 13.   Certain Relationships and Related Transactions..................   55

PART IV ...................................................................   56

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   56

                                     PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which your Company, Capital Bancorp, Inc., operates, including projections of future performance, perceived opportunities in the market and any statements regarding the Company's goals, business plans, and/or areas of concern. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business - Factors That May Affect Future Results of Operation."

ITEM 1.    BUSINESS

DESCRIPTION OF BUSINESS

THE COMPANY

Capital Bancorp, Inc. (the "Company") is a one bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was chartered in the State of Tennessee in March of 2001, for the purpose of becoming the parent holding company of Capital Bank & Trust Company. The Bank's Shareholders approved a share exchange between the Company and the Bank on April 24, 2001. The share exchange became effective on July 1, 2001. The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company's results of operation and financial performance are virtually identical to those of the Bank in 2001.

The Company's principal executive offices are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.

THE BANK

Capital Bank & Trust Company (the "Bank") is a commercial bank with deposits insured by the Bank Insurance Fund that is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is chartered under the Tennessee Banking Act. It is subject to examination, supervision and regulation by the FDIC and by the Tennessee Department of Financial Institutions. The Bank initially opened for business in May of 1994.

The Bank concentrates on developing its financial service business in Davidson County and Sumner County, Tennessee and in other trade areas (generally, in those counties contiguous to Davidson County). It currently operates six full-service banking offices located in Davidson County and in Sumner County in Tennessee. Its main office is located in Nashville, Tennessee and it has additional full-service branches in Nashville, Goodlettsville, Hendersonville, and Hermitage, Tennessee. The Bank's deposits are insured by the FDIC as provided by law. It has not elected to seek membership in the Federal Reserve System.

Expenditures for research and development activities were not material for the years 1999, 2000, or 2001.

Neither the Company nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

At December 31, 2001, the Company and its subsidiaries had fifty-nine full-time and five part-time employees, not including contract labor for certain services.

The principal executive offices of the Bank are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.

(a)   Business Development in 2001.

During 2001 the Bank has continued to focus on developing its financial services business in Davidson County, Tennessee and in other areas (generally, in those counties contiguous to Davidson County, particularly Sumner County, Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the real estate development business, the music industry, business executives, professionals and other individuals. The Bank operates throughout Davidson County, Tennessee, with three offices located in Nashville. The Bank opened a new, full service branch office in Hermitage, Tennessee, in September of 2001, in addition to the two full service branch offices that it opened in 2000 in Hendersonville and Goodlettsville, Tennessee, respectively. Additional information concerning the general development of the Company's business since the beginning of the Company's last fiscal year is set forth as part of Item 7, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("Management's Discussion"), and in the financial statements made part of Item 8 (the "Consolidated Financial Statements"), in this Annual Report on Form 10-K as well as in "Business of the Bank" below in this Item.

(b)   Business of the Bank.

The Bank focuses its business in Middle Tennessee. The Middle Tennessee area is generally comprised of the Nashville, Tennessee metropolitan statistical area. At December 31, 2001, the Bank had total earning assets of approximately $168,514,000 and total Shareholders' equity of $16,521,000. The Bank reported net earnings of approximately $1,008,000 (and the Company, $989,000) for fiscal 2001. At December 31, 2001, the Bank's total loans (net of allowance for possible loan losses of $2,122,000) were $138,952,000 and its total deposits were $150,093,000. As of that date, the Bank's Tier I capital ratio was 11.5% (as compared to the minimum required level of 4%), its total risk-based capital ratio was 12.8% (as compared to the minimum required level of 8%), and its leverage ratio was 9.2% (as compared to the minimum required level of 4%). Generally, the Bank is pleased with these ratios and believes that they can support the Bank's anticipated growth for the foreseeable future.

The Bank's primary source of income in 2001 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 91% of its gross earnings from interest income and approximately 9% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Middle Tennessee, primarily in the Davidson County and Sumner County trade areas, through its commercial banking operations.

The Bank engages in a full service commercial and consumer banking business, including the following services:

-     Accepting time and demand deposits,

- Providing personal and business checking accounts at competitive rates, and

-     Making secured and unsecured commercial and consumer loans.

The Bank is a locally managed community bank that seeks to provide personal attention and professional assistance to its customer base which consists principally of individuals and small and medium-sized businesses. The Bank's philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.

The Bank's acceptance of time, demand, and savings deposits includes NOW accounts, money market accounts, regular savings accounts, and certificates of deposit.

The Bank makes secured and unsecured commercial, consumer, installment and construction loans. Residential mortgages and small business loans are core products. Consumer loans include revolving credit lines and installment loans.

The Bank offers the following support services to make financial management more efficient and convenient for its customers:

-     personalized service                -     automatic bill payment service
-     telephone banking                   -     safe deposit boxes
-     night deposit services              -     drive-up banking
-     on-line banking                     -     U.S. Savings Bonds
-     direct deposit                      -     travelers' checks

For retail customers, the Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank has a number of correspondent bank relationships, through which the Bank is effectively able to offer customers services generally available only from larger financial institutions. The Bank does not operate a trust department.

The Bank's primary service area is located in Davidson County and the surrounding portions of the Nashville Metropolitan Statistical Area. Within the defined service area of the Bank's main office, the banking business is highly competitive. The Bank competes primarily with banks and with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, retailers, and other types of businesses that offer credit, loans, check cashing, and comparable services. The Bank is a relatively small commercial bank in its market area. Deposit deregulation has intensified the competition for deposits among banks and other types of companies in recent years. Deposit gathering and the effective and profitable use of those deposits are two of the most daunting challenges faced by the Bank in particular and the financial services sector in general.

The Bank is subject to extensive supervision and regulation by federal banking agencies. Its operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to lending. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Annual Report on Form 10-K.

There also has been a number of recent legislative and regulatory proposals designed to overhaul or otherwise "strengthen" the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the "Gramm-Leach-Bliley Act of 1999" in late 1999 was an important development. See "Financial Services Modernization Act," below.

Please refer also to the Consolidated Financial Statements for additional, important information concerning the Bank.

FINANCIAL SUMMARY OF THE COMPANY

      A financial summary of the Company is set forth below (amounts are rounded). For years prior to 2001, the amounts stated are Bank only. Please refer to the Consolidated Financial Statements for a more detailed presentation.

                             YEAR ENDED DECEMBER 31

                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

                               2001        2000        1999       1998      1997

TOTAL ASSETS                 $181,412    $166,942    $136,313   $113,687   $81,616
TOTAL EARNING ASSETS          168,514     153,369     128,932    108,164    75,211
DEPOSITS                      150,093     144,093     100,978     90,705    66,392
STOCKHOLDERS' EQUITY           16,521      15,282      19,062     14,216    13,294
GROSS REVENUES                 14,562      14,150      10,846      8,604     6,346
NET EARNINGS*                     989*      1,087*      1,038        938       836
BASIC EARNINGS PER SHARE         0.63        0.68        0.64       0.69      0.70
DILUTED EARNINGS PER SHARE       0.62        0.65        0.59       0.56      0.59

*Gross revenues increased in 2001 over 2000. However, in 2001 the Company did not have the tax benefit that resulted from the redemption of a major shareholder's stock. Thus, in 2001, gross revenues were $1,581,000 (compared to $1,266,000 in 2000), but income taxes were $592,000 (compared to $179,000 in
2000), resulting in after-tax earnings of $989,000 in 2001 (compared to $1,087,000 in 2000).

SUBSIDIARIES

The Company has one direct subsidiary, which is the Bank. The Bank has one active subsidiary, Capital Housing Improvement Projects, Inc., which assists the Bank in providing affordable housing to lower income customers. The Bank's other subsidiary, CBTC Corporation, is inactive. All of the Company's subsidiaries are listed in Exhibit 21.

SERVICES TO AND TRANSACTIONS WITH ITS SUBSIDIARIES

Intercompany transactions between the Company and its subsidiaries are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide its subsidiaries with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the subsidiaries, however, remains with each company's Board of Directors and with the officers elected by each subsidiary's Board.

EXPANSION STRATEGY AND SUBSIDIARIES

The Company, through the Bank, will continue to focus on expansion through internal organic growth. However, the Company becomes aware from time to time of opportunities for growth through acquisition.

The Company's philosophy in considering such a transaction is to evaluate the acquisition for its potential to bolster the Company's presence in its chosen markets as well as for long-term profitability. Ultimately, the purpose of any such acquisition should be to enhance long-term shareholder value. Presently, there are no ongoing discussions that should be disclosed pursuant to federal or state securities laws.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, and unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in Item 7, as well as other portions of this Annual Report on Form 10-K, is to provide readers of this Annual Report on Form 10-K with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

SUPERVISION AND REGULATION

The commercial banking business is highly regulated. The following discussion contains a summary of the material aspects of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information about the Company. The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of shareholders or any other group. In addition, certain present or potential activities of the Company and the Bank are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission and the Tennessee Department of Commerce and Insurance (Insurance Division). To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

                                     GENERAL

Capital Bancorp, Inc. The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Company is subject to examination, regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is required to file annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act with the Federal Reserve Board. The Company is also subject to Tennessee regulations.

The Bank Holding Company Act permits the Federal Reserve Board to approve an application by a bank holding company to acquire a bank located outside the acquirer's principal state of operations without regard to whether the transaction is prohibited under state law. See "Interstate Banking and Branching."

Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2001, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See "Interstate Banking and Branching."

Capital Bank & Trust Company. The Company's subsidiary Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is chartered under the laws of the State of Tennessee but it has chosen not to be a member of the Federal Reserve System. All Tennessee banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the Federal Deposit Insurance Act. (See 12 U.S.C. Section 1811, et seq.) Therefor, the Bank is subject to supervision, regulation, and examination by the Federal Deposit Insurance Company (the "FDIC") and the Tennessee Department of Financial Institutions. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Strict compliance at all times with state and federal banking laws, as well as other laws, is and will continue to be required. The Bank believes that the experience of its executive management will assist it in its continuing efforts to achieve the requisite level of compliance. Certain provisions of Tennessee law may be preempted by existing and future federal laws, rules and regulations and no prediction can be made as to the impact of preemption on Tennessee law or the regulation of the Bank thereunder.

                              PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

Tennessee law restricts the timing and amount of dividends that may be paid by the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank's capital, and surplus is below certain statutory limits.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

In addition, under the Federal Deposit Insurance Act, an FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company's total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. However, it is not intended that the Company will pay a cash dividend in 2002. The funds available for dividends are expected to be retained by the Company to support the Company's planned growth in deposits and loans. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See "Capital Adequacy" and "Prompt Corrective Action."

                            BANK HOLDING COMPANY ACT

The Company is a bank holding company and thus subject to examination, regulation and supervision by the Federal Reserve Board. The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and generally requires that a bank holding company engage in banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls. Interstate banking and interstate branching are now permitted. See "Interstate Banking and Branching."

Failure to meet capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that could, in that event, have a direct material effect on the institution's financial statements. The relevant regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Bank. Those qualitative judgments could also affect the Bank's capital status and the amounts of dividends that the Bank may distribute. See "Prompt Corrective Action" and "Capital Adequacy." At December 31, 2001, management believes that the Company and the Bank met all such capital requirements to which they are subject.

The Company is subject to various legal restrictions on the extent to which it and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from the Bank. For example, the Company and the Bank are subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with any affiliate, including any transactions between the Bank and the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on "non-credit" transactions between the Bank on the one hand and the Company (and "nonbank" bank holding company) affiliates on the other hand.

The Federal Reserve Board has issued a proposed new regulation, styled Regulation W, that is intended to deal comprehensively with the issues covered by Sections 23A and 23B of the Federal Reserve Act. Public comment on the proposed new regulation ended on August 15, 2001.

Under the Bank Holding Company Act, prior to March 13, 2000, bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board, and the Bank Holding Company Act also generally limited the types of activities in which a bank holding company and its subsidiaries could engage to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Since March 13, 2000, eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are financial in nature generally without the prior approval of the Federal Reserve Board. See "Financial Services Modernization Act." The Company has not elected to become a financial holding company but believes that it is eligible to do so.

The Federal Reserve Board may require that a bank holding company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, a bank holding company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

The Bank Holding Company Act prohibits, except in certain statutorily prescribed instances, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, a bank holding company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. See "Cross-Guarantee Liability." In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

Under the Bank Holding Company Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, a bank holding company is required by the Federal Reserve Board to maintain specified minimum capital. See "Capital Adequacy."

Bank holding companies within the meaning of T.C.A. Section 45-2-1401 of the Tennessee Banking Act are also subject to regulation under that Tennessee Act. As such, a bank holding company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances.

                          TENNESSEE BANKING REGULATION

The Bank is incorporated under the banking laws of the State of Tennessee. As such, the Bank is subject to a myriad of state banking and corporate laws, and to supervision, regulation and examination by the Tennessee Department of Financial Institutions, although such regulation and examination is for the protection of the banking system and not for the protection of shareholders or any other investors. The Bank files periodic reports with the Tennessee Department of Financial Institutions concerning, among other things, its activities and financial condition.

Tennessee statutes regulate a variety of the banking activities of the Bank including required reserves, investments, loans, mergers and share exchanges, issuance of securities, payment of dividends, and establishment of branches. Under Tennessee law, a state bank is prohibited from lending to any one person, firm or corporation amounts more than 15% of its equity capital accounts, except
(i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) with the prior approval of the Bank's board of directors or finance committee (however titled), the Bank may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts. The Bank must obtain the prior approval of the Commissioner of the Tennessee Department of Financial Institutions (the "Commissioner") for a variety of matters. These include branching, mergers, acquisitions, issuances of preferred stock, charter amendments, and other matters. State and federal statutes and regulations also relate to many aspects of the Banks' operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "See "Capital Adequacy."

Under the Tennessee Banking Act, each Bank director must, during each director's whole term of service, be a citizen of the United States. A majority of the directors must reside in a state in which the Bank has a branch location or within one hundred (100) miles of the location of any branch, both for at least one (1) year immediately preceding their election and during their term of service as a director.

As noted above, Tennessee law restricts the timing and amount of dividends that may be paid by the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank's capital, and surplus is below certain statutory limits.

Subject to certain exceptions and the ultimate impact of the Interstate Banking Act, both a bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least five (5) years. Notwithstanding the above-described prohibition(s), a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least five (5) years, provided that the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least five years may be acquired, under certain circumstances, by banks and bank holding companies from outside Tennessee. Acquisitions are subject to the approval of the Commissioner, the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the Tennessee Department of Financial Institutions and the FDIC pursuant to certain state and federal law requirements. See "Interstate Banking and Branching."

The Tennessee Banking Act, as amended, is codified at Tennessee Code Annotated
Section 45-2-101, et seq.

                             REGULATION BY THE FDIC

The FDIC is the Bank's primary federal regulator. The Bank is subject to supervision, examination and regulation by the FDIC. However, such supervision, examination and regulation is intended to protect the deposit insurance funds managed by the FDIC and not to protect shareholders of or other investors in the Bank. It is intended that the Bank's deposit accounts will always be insured up to applicable limits by the FDIC through the Bank Insurance Fund. The Bank files and will continue to be required to file reports with the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, mergers or acquisitions. The Federal Deposit Insurance Act serves to limit the amount of dividends payable by the Bank. See "Payment of Dividends."

The deposits of the Bank are insured to a maximum of $100,000 per depositor, subject to certain aggregation rules that can have the effect of limiting the amount of deposit insurance coverage. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund, and the Savings Association Insurance Fund), are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The Bank's deposits are insured under the Bank Insurance Fund. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay a premium for deposit insurance on insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis.

                                CAPITAL ADEQUACY

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

At December 31, 2001, the Company's consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

                            Capital Bancorp, Inc.   Well-Capitalized   Minimum Required
                                                      Institutions*      by Regulation

      Tier 1 Capital               11.50%                 6.00%              4.00%

 Total Risk-Based Capital          12.80%                10.00%              8.00%

      Leverage Ratio                9.20%                 5.00%              4.00%

*See "Prompt Corrective Action" below.


The Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities for banks with relatively large trading activities. Institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The Company is not required to make any allocation of capital under these rules.

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the FDIC, as the case may be. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2001.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See "Prompt Corrective Action."

The federal regulators continue to study and to propose changes to the capital requirements applicable to the Company and the Bank. For example, in 2001 the federal banking regulators issued regulations to establish special minimum capital requirements for equity investments in nonfinancial companies (defined as companies not previously determined to be financial in nature by the federal banking regulators) and the impact of such investments on a financial institution's Tier 1 capital. These regulations are to become effective on April 1, 2002. On December 5, 2001, the Federal Reserve Board requested public comment on a proposed regulation to amend its risk-based capital guidelines to clarify that deferred tax assets in excess of the allowable amount (disallowed deferred tax assets) are included in the items deducted from Tier 1 capital for the purpose of determining the maximum allowable amount of Tier 2 capital that a banking organization may include in qualifying total capital; and the maximum allowable amount of term subordinated debt and intermediate-term preferred stock that may be treated as supplementary capital. (The Federal Reserve Board indicates that this change is to make its regulations consistent with those of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.) The Company does not anticipate that these changes will adversely affect the Company or the Bank.

Further, some of the developments related to capital are international in scope. For instance, on January 16, 2001, the Basel Committee proposed its second draft of a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank's capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee is also proposing an explicit capital charge for operational risk to provide for problems like internal systems failure.

The supervisory review aspect of the new framework would seek to ensure that a bank's capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank's capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank's capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy.

Further clarifications and changes were made in these proposals in 2001 and, on December 13, 2001, the Committee issued a press release intended to inform the public of the Committee's continued work, and apparent progress, toward new guidelines. The Committee has announced that it expects to finalize its new, proposed capital accord in 2002 and to implement it by 2005. The Company cannot reliably predict whether the Committee will achieve its goals or what impact, if any, a new international capital accord might have on its consolidated operations. However, the Company believes that is capital position remains strong and that it meets all federal capital standards applicable to it and to the Bank.

Please refer to Items 7 and 8 of this Annual Report on Form 10-K for additional information about the Company's and the Bank's respective capital positions.

                HOLDING COMPANY STRUCTURE AND SUPPORT OF THE BANK

Because the Company is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of the Bank) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would likely be entitled to priority over creditors of the Bank, including the Company, in the event of liquidation of a bank subsidiary.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

                            CROSS-GUARANTEE LIABILITY

Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and in danger of default is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Company and the Bank are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Bank would likely result in assertion of the cross-guarantee provisions and the assessment of such estimated losses against the Company.

                            PROMPT CORRECTIVE ACTION

The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital ratio of at least 6% and a Total Capital ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a Leverage Ratio of less than 3% and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The Federal Deposit Insurance Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within ninety days of the date on which they become critically undercapitalized.

The Company believes that the Bank, as of December 31, 2001, had sufficient capital to qualify as well capitalized under applicable regulatory capital requirements.

                        INTERSTATE BANKING AND BRANCHING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the Interstate Banking Act and May 31, 1997. Tennessee did not opt out of interstate branching. The Interstate Banking Act further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. Tennessee did not enact such a law. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. As of 2001, Tennessee has adopted legislation permitting de novo branching in specified circumstances. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

                          TRANSACTIONS WITH AFFILIATES

There are various legal restrictions on the extent to which the Company and any present or future nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank's purchases of or investments in the securities of and purchases of assets from the Company and its nonbank subsidiaries, the Bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Company and its nonbank subsidiaries, and certain bank transactions with the Company and its nonbank subsidiaries, or with respect to which the Company and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank (including for purposes of this paragraph all subsidiaries of the Bank) may not extend credit to the Company or to any other affiliate (other than, if one existed, another bank subsidiary and certain exempted affiliates) in an amount which exceeds 10% of a subsidiary bank's capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to the Company or to such other affiliates. Also, extensions of credit and other transactions between the Bank and the Company or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

                           OFF-BALANCE SHEET FINANCING

      The Company engages in no material off-balance sheet financings. Information concerning the Bank's off-balance sheet financing (such as unfunded lines of credit and outstanding stand-by letters of credit) are discussed in
Note 11 of the Consolidated Financial Statements.

                   TRANSACTIONS WITH THE COMPANY'S ACCOUNTANTS

      As a matter of policy, the Company avoids being involved in transactions with its firm of independent certified public accountants that would, in the Company's view, jeopardize that firm's independence. The Company values the work and the independent perspective offered by that firm but engages in no material consulting service agreements with that firm. For example, in 2001, the fees for non-audit services for the Company and the Bank were $12,815 as opposed to $54,950 for audit fees. In addition, the Company and the Bank, collectively, paid this firm $20,130 in connection with the formation of the Company as a bank holding company in 2001, a non-recurring, special project.

                        GENERAL REGULATORY CONSIDERATIONS

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

In response to perceived needs in financial institution regulation, Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989. That statute, called FIRREA, provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) could be fined up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases. The banking regulators have not been reluctant to use the new enforcement authorities provided under FIRREA. Further, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

In 1991 Congress enacted FDICIA. That statute continued the trend toward placing increasingly stringent capital requirements on banks and thrifts having deposits insured through the Bank Insurance Fund and the savings association insurance fund. In addition, FDICIA increased the powers of regulatory authorities to intervene in the management of insured institutions such as the Bank, including matters relating to lending, sources of funding, asset growth, management compensation and internal controls, internal audit systems and information systems. Among other matters, the regulatory agencies were charged to establish operating ratios. These ratios include minimum earnings levels (sufficient to absorb losses to the institution without impairing the institution's capital), a minimum ratio of market value to book value for publicly traded companies (to the extent deemed practicable), and a maximum ratio for classified assets to capital. FDICIA imposes stricter limitations on insider loans and clarifies and strengthens the limitations inherent in the credit aggregation rules. FDICIA makes it clear that insured depository institutions must develop and maintain strong capital and that those which do not maintain strong capital will be subject to extensive scrutiny and likely regulatory intervention. Financial institutions deemed to be undercapitalized, significantly undercapitalized, or critically undercapitalized are subject to rigorous regulatory response (including, particularly with respect to the last category, receivership). See "Capital Adequacy" and "Prompt Corrective Action."

          THE COMMUNITY REINVESTMENT ACT AND CERTAIN OTHER REGULATIONS

The federal law known as the Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

A bank's compliance with its CRA obligations is based on a performance- based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." As of its most recent CRA examination, conducted in 1999, the Bank was rated at least "satisfactory."

Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. See "Usury Provisions." The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. This is not an exhaustive discussion of laws, rules and regulations that affect and that will continue to have an impact on the Bank.

                                USURY PROVISIONS

The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum "formula rate" of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. At March 4, 2002, the maximum "formula rate" of interest was 8.75%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

The relative importance of the usury laws to the financial operations of the Bank varies from time to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of the Bank is unable to state whether existing usury laws have had or will have a material effect on its businesses or earnings.

                        EFFECTS OF GOVERNMENTAL POLICIES

The Bank is affected by the policies of various regulatory authorities, including the Tennessee Department of Financial Institutions, the Federal Reserve Board, and the federal Office of the Comptroller of the Currency. An important function of the Federal Reserve System is to regulate the national money supply. As described in Management's Discussions and Analysis, the multiple changes in interest rates established by the Federal Reserve Board in the period 2000-2001 have had a material, negative impact of the Company on a consolidated basis. In summary, the impact has been to narrow the Bank's net interest margin (the difference between what the Bank pays for deposits and what the Bank charges for loans), thus negatively affecting earnings.

Among the instruments of monetary policy used by the Federal Reserve Board are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve Board; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company and the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

                         SAFETY AND SOUNDNESS STANDARDS

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

                      FINANCIAL SERVICES MODERNIZATION ACT

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall
Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and
Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. The term "financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act, which is also known as the "Gramm-Leach-Bliley Act of 1999":

- Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

- Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

- Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

- Provides an enhanced framework for protecting the privacy of consumer information;

      - Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

      - Modifies the laws governing the implementation of the Community Reinvestment Act; and

- Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Presently, the Company does not plan to create a corporate structure as a "Financial Holding Company" within the meaning of the Financial Services Modernization Act. If the Company were to decide to utilize the ability to affiliate with other financial services providers, it would first have to become a "Financial Holding Company" as permitted under an amendment to the Bank Holding Company Act. To become a

Financial Holding Company, the Company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because the Bank (as its sole financial institution subsidiary) is well-capitalized and well-managed. In addition, the Federal Reserve Board must also determine that the Bank, as the new bank holding company's only insured depository institution subsidiary, has at least a "satisfactory" Community Reinvestment Act rating (which it does). See "The Bank - Community Reinvestment Act and Fair Lending Developments," below. Management has, however, determined at this time that the Bank will not seek an election to become a Financial Holding Company. The Bank expects to continue to re-examine its decision under the Financial Services Modernization Act from time to time. Presently, however, given its current strategic business plan, market and financial conditions, regulatory capital requirements, general economic conditions, and other factors, the Bank does not intend to utilize any of its expanded powers provided in the Financial Services Modernization Act.

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, under the so-called "wild-card" or "parity" statute (T.C.A. Section 45-2-601), Tennessee chartered commercial banks are generally permitted by the State of Tennessee to engage in any activity permissible for national banks, competitor state banks will also be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. These are described below.

The Financial Services Modernization Act permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

The Bank does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the may find that it is compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this new law may have the result of increasing the amount of competition that the Bank faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Bank. The impact of this or any other development under the Financial Services Modernization Act cannot be predicted.

The Act generally became effective March 11, 2000, although certain provisions took effect later, such as functional regulation (May 12, 2001), and compliance with privacy regulations (July 1, 2001). The Company has not elected, and presently does not plan to elect, to become a financial holding company. However, the Company could seek to make such an election in the future. The Company cannot predict at this time the potential effect that the Act will have on its business and operations, although the Company expects that the general effect of the Act will be to increase competition in the financial services industry generally.

                   FDIC INSURANCE ASSESSMENTS; FDIC FUNDS ACT

The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund to the statutory minimum of $2,000 for well capitalized banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund , including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("FDIC Funds Act") was enacted and signed into law. The FDIC Funds Act provided for a special assessment to recapitalize the Savings Association Insurance Fund to bring the Savings Association Insurance Fund up to statutorily prescribed levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $ .526 per $100 of thrift deposits they held at March 31, 1995. Neither the Company nor the Bank owned any such deposits and, accordingly, no such fee was paid. The FDIC Funds Act further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the Bank Insurance Fund (in addition to assessments currently imposed on depository institutions with respect to Savings Association Insurance Fund-insured deposits) to pay for the cost of Financing Company bonds ("FICO bonds"). All banks are being assessed to pay the interest due on FICO bonds since January 1, 1997. The cost to the Company on an annual basis has been determined to be immaterial.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

                              DEPOSITOR PREFERENCE

Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver.

                              INSURANCE ACTIVITIES

Through the Bank, the Company engages, or may engage, in limited sales of insurance policies and products as agent. Insurance activities are conducted (or expected to be conducted) in the State of Tennessee. Accordingly, such activities are subject to regulation by the Tennessee Department of Commerce and Insurance (Insurance Division). Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing, and marketing and sales practices, and overall market conduct. Sales of insurance by federally insured deposit institutions like the Bank are also subject to federal regulations, guidelines, and oversight.

COMPETITION

The commercial banking business is highly competitive and the Company competes actively with national and state banks and bank holding company organizations for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, the Company competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. For example, may of the Company's competitors are affiliated with large bank holding company systems that have greater financial and other resources than the Company. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company or the Bank.

The principal geographic area of the Company's operations encompasses Nashville, Davidson County, Sumner County, and surrounding areas of Tennessee. In this area, there are many commercial banks and other financial institutions operating dozens of offices and branches (exclusive of free-standing ATM's) and holding an aggregate (reportedly) of billions of dollars in deposits as of approximately June 30, 2001 (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as Union Planters Bank, N.A., SunTrust Bank, National Association, Regions Bank, National Bank of Commerce, SouthTrust Bank, National Association, Bank of America, Firstar Bank, N.A., and AmSouth Bank, as well as with a variety of other local banks, financial institutions, and financial services companies.

To compete with major financial institutions in its service area, the Company relies, in part, on specialized services, on a high level of personalized service and intensive customer-oriented services, local promotional activity, and personal contacts with customers by its officers, directors, and employees. For customers whose loan demands exceed the Bank's lending limit, the Bank seeks to arrange for loans on a participation basis with correspondent banks. The Bank also assists customers requiring services not offered by the Bank in obtaining those services from its correspondent banks or other sources. Due to the intense competition in the financial industry, the Company makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

SOURCES AND AVAILABILITY OF FUNDS

Specific reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operation section contained in the 2001 Annual Report to Stockholders, which section is incorporated herein by reference.

EMPLOYEES

At year-end 2001, the Bank employed fifty-nine persons on a full-time, and five persons on a part-time, basis. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit- sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

ECONOMIC CONDITIONS AND GOVERNMENTAL POLICY; LAWS AND REGULATIONS

The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials and non-interest income. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its borrowers, together with securities held in its investment portfolio, comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and even in foreign economic conditions might have on the Bank cannot be predicted by the Bank or the Company.

The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open- market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to "Item 1. Business - Supervision and Regulation."

The Company's earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. The Company cannot predict changes in monetary policies or their impact on its operations and earnings.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to comply with these laws and regulations by virtue of its and the Company's activities. However, such laws may from time to time affect the Company in the context of lending activities to borrowers who may themselves engage in activities or encounter circumstances in which the environmental laws, rules, and regulations are implicated.

RESEARCH

The Company makes no material expenditures for research and development.

DEPENDENCE UPON A SINGLE CUSTOMER

The Company's principal customers are generally located in the Middle Tennessee area with a concentration in Davidson County, Tennessee. The Company is not dependent upon a single customer or a very few customers. However, a substantial percentage of the Company's total loans is secured by commercial real estate, most of which property is located in Davidson County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.

LINE OF BUSINESS

The Company's principal business is the ownership of the Banks' stock. The Bank operates under the Tennessee Banking Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of its consolidated total operating income from the commercial banking business in 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATION

In addition to the other information contained in this Annual Report on Form 10-K, the following risks may affect the Company. If any of these risks occurs, the Company's business, financial condition or operating results could be adversely affected.

The Company's financial performance and profitability will depend on its ability to execute its corporate growth strategy and to manage recent and anticipated future growth. The Company's success and profitability depend on the Company's ability to maintain profitable operations through continued implementation of the Company's community banking philosophy which emphasizes personal service and customer attention.

Changes in market interest rates may adversely affect the Company's performance. For instance, the Company's earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company's current volume and mix of interest-bearing liabilities and interest-earning assets, its interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates.

Although management believes that the current level of interest rate sensitivity is reasonable, significant fluctuations and/or further increases in interest rates may have an adverse effect on the Company's business, financial condition and results of operations. The recent downward plunge of interest rates has had a decidedly negative effect on the Bank's (and thus the Company's) profitability in the past year. See Item 7, "Management's Discussion and Analysis."

The Company's Davidson County and Middle Tennessee business focus and economic conditions in these areas could adversely affect our operations. This is true because our operations are centralized and focused on this narrowly defined geographic area. As a result of this geographic concentration, the Company's operating results depend largely upon economic conditions in these areas. A deterioration in economic conditions in these market areas, particularly in the nursery and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Bank's loan portfolio and on the demand for the Bank's products and services, which in turn can be expected to have a negative, and perhaps material adverse, effect on results of operations of both the Bank and the Company.

As discussed above, the Company is subject to government regulation that could limit or restrict its activities. In turn, this could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on Company operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause the Company's consolidated results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us. The ultimate impact of financial institution affiliations under the Financial Services Modernization Act, and other aspects of that law, cannot yet be predicted but could adversely affect the Company.

Competition may adversely affect the Company's performance. The financial services business in the Company's market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. (For instance, AmSouth's recent acquisition of First American National Bank is another example of consolidation in the financial services business in the Company's market areas.) The Company faces competition both in attracting deposits and in making loans. The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of services provided. Increasing levels of competition in the banking and financial services businesses may reduce the Company's market share or cause the prices charged by the Company and/or the Bank for services to fall. Thus results may differ in future periods depending upon the nature or level of competition.

If a significant number of the Bank's borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Company will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of the Bank's borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect consolidated results of operations.

RECENT DEVELOPMENTS AND FUTURE LEGISLATION

The following discussion contains a summary of recent legislative developments that can be expected to affect the Bank's operations.

As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Bank. The best known new development was the enactment of the Financial Services Modernization Act, which is expected to have an extensive impact on financial services in the United States. Additional developments include, for example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least five years by out-of-state banks and bank holding companies. It has also become possible to have "S corporation" tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to certain qualifying financial institutions.

The rules for accounting for mergers and acquisitions and the accounting for goodwill have been changed. These changes could impact the Company's evaluation of future acquisitions or mergers. However, the impact of these changes cannot be properly evaluated at this time.

Recently, there have been public calls for greater supervision of accounting functions and the need to assure auditor independence. This has been a particular result from the controversial collapse of the Enron Corporation. Presently, both the Bush Administration and Congress have issued various proposals related to auditing, consulting, and public disclosures by reporting companies. None of these proposals has been enacted into law.

The foregoing list is not intended to be exclusive or exhaustive. Other legislative and regulatory proposals that affect commercial banks and their competitors, and regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, are being considered by the executive branch of the Federal government, Congress and various state governments, including Tennessee. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be reliably predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Bank and the Company.

               SELECTED FINANCIAL DATA AND STATISTICAL INFORMATION

Certain selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" is set forth in the following pages.

                  <Remainder of Page Intentionally Left Blank>

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



I.       Distribution of Assets, Liabilities and Stockholders' Equity:
         Interest Rate and Interest Differential

         The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

         The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

         In this Schedule "change due to volume" is the change in volume multiplied by the interest rate for the prior year. "Change due to rate" is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the "change due to rate" category.

         Non-accrual loans have been included in the loan category. Loan fees of $612,000, $504,000 and $510,000 for 2001, 2000 and 1999, respectively, are included in loan income and represent an adjustment of the yield on these loans.

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



                                                                  IN THOUSANDS, EXCEPT INTEREST RATES
                                   ------------------------------------------------------------------------------------------------
                                              2001                               2000                         2000/2001 CHANGE
                                   -----------------------------      -----------------------------      --------------------------
                                     Average   Interest  Income/      Average    Interest   Income/      Due to    Due to
                                     Balance     Rate    Expense      Balance      Rate     Expense      Volume     Rate      Total
                                   ----------   -------  -------      -------    -------    -------      ------    ------     -----
Loans, net of unearned interest    $ 130,055     8.83%    11,488      113,461      9.99%     11,335      1,658     (1,505)      153

Investment securities - taxable       18,615     6.02      1,120       23,714      6.70       1,589       (342)      (127)     (469)

Investment securities -
   tax exempt                          1,103     4.62         51        1,102      4.63          51         --         --        --

Taxable equivalent adjustment             --     2.36         26           --      2.36          26         --         --        --
                                   -----------------------------      -----------------------------                           -----
       Total tax-exempt
        investment securities          1,103     6.98         77        1,102      6.99          77         --         --        --
                                   -----------------------------      -----------------------------                           -----

Total investment securities           19,718     6.07      1,197       24,816      6.71       1,666       (342)      (127)     (469)
                                   -----------------------------      -----------------------------                           -----

Loans held for sale                    1,960     7.35        144        1,121      7.40          83         62         (1)       61

Federal funds sold                     9,926     4.11        408        3,966      6.58         261        392       (245)      147

Interest-bearing deposits in
   financial institutions                862     4.99         43          344      5.52          19         29         (5)       24
                                   -----------------------------      -----------------------------                           -----

       Total earning assets          162,521     8.17     13,280      143,708      9.30      13,364      1,750     (1,834)      (84)
                                   -----------------------------      -----------------------------                           -----

Cash and due from banks                3,365                            3,086

Allowance for possible loan
   losses                             (2,078)                          (1,624)

Premises and equipment                 5,110                            3,356

Other assets                           3,132                            2,997
                                   ---------                          -------
       Total assets                $ 172,050                          151,523
                                   =========                          =======

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001






                                                                  IN THOUSANDS, EXCEPT INTEREST RATES
                                 ------------------------------------------------------------------------------------------------
                                              2001                               2000                      2001/2000 CHANGE
                                 ------------------------------     -----------------------------    ----------------------------
                                 Average    Interest    Income/     Average    Interest   Income/    Due to      Due to
                                 Balance      Rate      Expense     Balance      Rate     Expense    Volume       Rate      Total
                                 -------    --------    -------     -------    --------   -------    ------      ------     -----
Deposits:
  Negotiable order of
    withdrawal accounts          $ 10,646      1.36%      145        6,015       2.31%       139        107        (101)       6
  Money market demand
    accounts                       62,748      3.79     2,379       55,813       5.54      3,094        384      (1,099)    (715)
  Individual retirement
    accounts                        1,866      6.38       119        1,565       6.07         95         18           6       24
  Other savings deposits            1,092      1.01        11          808       1.36         11          4          (4)      --
  Certificates of deposit
    $100,000 and over              29,519      5.69     1,681       20,740       6.05      1,254        531        (104)     427
  Certificates of deposit
    under $100,000                 26,459      6.04     1,597       28,835       5.84      1,685       (139)         51      (88)
                                 ----------------------------      -----------------------------                            ----
      Total interest-bearing
        deposits                  132,330      4.48     5,932      113,776       5.52      6,278      1,024      (1,370)    (346)

  Demand                           11,869        --        --        9,679         --         --         --          --       --
                                 ----------------------------      -----------------------------                            ----
      Total deposits              144,199      4.11     5,932      123,455       5.09      6,278      1,055      (1,401)    (346)
                                 ----------------------------      -----------------------------                            ----
Advances from Federal Home
  Loan Bank                         8,633      5.25       453        9,496       5.92        562        (51)        (58)    (109)
Securities sold under
  repurchase agreements             2,477      3.27        81        1,884       4.35         82         26         (27)      (1)
Federal funds purchased                --        --        --        1,139       6.58         75        (75)         --      (75)
                                 ----------------------------      -----------------------------                            ----
      Total deposits and
        borrowed funds            155,309      4.16     6,466      135,974       5.15      6,997        995      (1,526)    (531)
                                 ----------------------------      -----------------------------                            ----

Other liabilities                     768                              583

Stockholders' equity               15,973                           14,966
                                 --------                          -------
      Total liabilities and
        stockholders' equity     $172,050                          151,523
                                 ========                          =======

Net interest income                                     6,814                              6,367
                                                        =====                              =====

Net yield on earning assets                    4.19%                             4.43%
                                               ====                              ====

Net interest spread                            4.01%                             4.15%
                                               ====                              ====

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001





                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                     -----------------------------------------------------------------------------------------------
                                                 2000                              1999                      2000/1999 CHANGE
                                     ----------------------------     -----------------------------    ---------------------------
                                     Average    Interest  Income/     Average    Interest   Income/    Due to     Due to
                                     Balance      Rate    Expense     Balance      Rate     Expense    Volume      Rate      Total
                                    ---------   --------  -------     -------    --------   -------    ------     ------     -----
Loans, net of unearned interest     $ 113,461      9.99%   11,335      86,198       9.61%    8,287      2,620       428      3,048

Investment securities - taxable        23,714      6.70     1,589      20,972       6.51     1,366        179        44        223

Investment securities -
   tax exempt                           1,102      4.63        51         871       4.59        40         11        --         11

Taxable equivalent adjustment              --      2.36        26          --       2.41        21          5        --          5
                                    -----------------------------     ----------------------------                           -----
       Total tax-exempt
        investment securities           1,102      6.99        77         871       7.00        61         16        --         16
                                    -----------------------------     ----------------------------                           -----

Total investment securities            24,816      6.71     1,666      21,843       6.53     1,427        194        45        239
                                    -----------------------------     ----------------------------                           -----

Loans held for sale                     1,121      7.40        83       1,783       7.85       140        (52)       (5)       (57)

Federal funds sold                      3,966      6.58       261       3,668       4.85       178         14        69         83

Interest-bearing deposits in
   financial institutions                 344      5.52        19       1,579       4.62        73        (57)        3        (54)
                                    -----------------------------     ----------------------------                           -----

       Total earning assets           143,708      9.30    13,364     115,071       8.78    10,105      2,514       745      3,259
                                    -----------------------------     ----------------------------                           -----

Cash and due from banks                 3,086                           3,114

Allowance for possible loan
   losses                              (1,624)                         (1,193)

Premises and equipment                  3,356                           1,406

Other assets                            2,997                           1,668
                                    ---------                         -------
       Total assets                 $ 151,523                         120,066
                                    =========                         =======

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001





                                                                IN THOUSANDS, EXCEPT INTEREST RATES
                                 ----------------------------------------------------------------------------------------------
                                              2000                              1999                      2000/1999 CHANGE
                                 ------------------------------    -----------------------------    ---------------------------
                                  Average    Interest   Income/    Average    Interest   Income/     Due to    Due to
                                  Balance      Rate     Expense    Balance      Rate     Expense     Volume     Rate      Total
                                 --------    --------   -------    -------    --------   -------     ------    ------     -----
Deposits:
  Negotiable order of
    withdrawal accounts          $  6,015      2.31%       139       4,624      1.30%        60         18        61          79
  Money market demand
    accounts                       55,813      5.54      3,094      34,471      4.59      1,581        980       533       1,513
  Individual retirement
    accounts                        1,565      6.07         95         944      5.51         52         34         9          43
  Other savings deposits              808      1.36         11         770      1.95         15          1        (5)         (4)
  Certificates of deposit
    $100,000 and over              20,740      6.05      1,254      13,262      5.23        693        391       170         561
  Certificates of deposit
    under $100,000                 28,835      5.84      1,685      29,472      5.36      1,580        (34)      139         105
                                 -----------------------------     ----------------------------                            -----
      Total interest-bearing
        deposits                  113,776      5.52      6,278      83,543      4.77      3,981      1,442       855       2,297

  Demand                            9,679        --         --       8,533        --         --         --        --          --
                                 -----------------------------     ----------------------------                            -----
      Total deposits              123,455      5.09      6,278      92,076      4.32      3,981      1,356       941       2,297
                                 -----------------------------     ----------------------------                            -----

Advances from Federal Home
  Loan Bank                         9,496      5.92        562       9,010      5.37        484         26        52          78
Securities sold under
  repurchase agreements             1,884      4.35         82         795      4.28         34         47         1          48
Federal funds purchased             1,139      6.58         75         363      5.79         21         45         9          54
                                 -----------------------------     ----------------------------                            -----
      Total deposits and
        borrowed funds            135,974      5.15      6,997     102,244      4.42      4,520      1,491       986       2,477
                                 -----------------------------     ----------------------------                            -----
Other liabilities                     583                              695

Stockholders' equity               14,966                           17,127
                                 --------                          -------
      Total liabilities and
        stockholders' equity     $151,523                          120,066
                                 ========                          =======
Net interest income                                      6,367                            5,585
                                                         =====                            =====
Net yield on earning assets                    4.43%                            4.85%
                                               ====                             ====
Net interest spread                            4.15%                            4.36%
                                               ====                             ====

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001


II.      Investment Portfolio:

         A.     Securities at December 31, 2001 consist of the following:

                                                                  SECURITIES AVAILABLE-FOR-SALE
                                                     -------------------------------------------------
                                                                        (In Thousands)

                                                                    Gross        Gross      Estimated
                                                     Amortized   Unrealized    Unrealized     Market
                                                        Cost        Gains        Losses        Value
                                                     ---------   ----------    ----------   ----------
                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                   $10,078         70            96        10,052
                Obligations of states and
                   political subdivisions               1,104         17            --         1,121
                Mortgage-backed securities             11,040         59            21        11,078
                Corporate and other securities          1,096         --            --         1,096
                                                      -------        ---        ------        ------
                                                      $23,318        146           117        23,347
                                                      =======        ===        ======        ======


                Securities at December 31, 2000 consist of the following:

                                                                   SECURITIES AVAILABLE-FOR-SALE
                                                       ------------------------------------------------------
                                                                            (In Thousands)

                                                                        Gross          Gross        Estimated
                                                       Amortized     Unrealized      Unrealized       Market
                                                          Cost          Gains          Losses          Value
                                                       ---------     ----------      ----------     ----------
                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                     $21,031           16             267          20,780
                Obligations of states and
                   political subdivisions                 1,103           14               4           1,113
                Mortgage-backed securities                3,112            5              58           3,059
                Corporate and other securities            1,038           --              --           1,038
                                                        -------          ---          ------          ------
                                                        $26,284           35             329          25,990
                                                        =======          ===          ======          ======


                Securities at December 31, 1999 consist of the following:

                                                                    SECURITIES AVAILABLE-FOR-SALE
                                                       ----------------------------------------------------
                                                                          (In Thousands)

                                                                       Gross         Gross        Estimated
                                                       Amortized    Unrealized     Unrealized       Market
                                                          Cost         Gains         Losses         Value
                                                       ---------     ----------    ----------    ----------
                U.S. Treasury and other
                   U.S. Government agencies
                   and corporations                     $20,081           --             830          19,251
                Obligations of states and
                   political subdivisions                 1,102           --              34           1,068
                Mortgage-backed securities                3,889            1             128           3,762
                Corporate and other securities              845           --              --             845
                                                        -------          ---          ------          ------
                                                        $25,917            1             992          24,926
                                                        =======          ===          ======          ======

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



II.      Investment Portfolio, Continued:

         B. The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage-backed securities) of the Company at December 31, 2001:

                                                                                   Estimated          Weighted
                                                                   Amortized         Market            Average
                Available-For-Sale Securities                         Cost           Value             Yields
                -----------------------------                      ---------       ---------          --------
                                                                         (In Thousands, Except Yields)
                U.S. Treasury and other U.S. Government
                   agencies and corporations, including
                   mortgage-backed securities:
                     One to five years                              $ 8,887           8,863             4.32%
                     Five to ten years                                2,034           2,039             4.06
                     More than ten years                             10,197          10,228             6.20
                                                                    -------          ------             ----
                         Total securities of U.S. Treasury
                           and other U.S. Government
                           agencies and corporations                 21,118          21,130             5.20
                                                                    -------          ------             ----

                Obligations of states and political
                   subdivisions*:
                     Less than one year                                 115             116             4.43
                     One to five years                                  325             332             4.64
                     Five to ten years                                  300             302             4.30
                     More than ten years                                364             371             4.99
                                                                    -------          ------             ----
                         Total obligations of states and
                           political subdivisions                     1,104           1,121             4.64
                                                                    -------          ------             ----

                Other:
                   Federal Home Loan Bank stock                         902             902             6.71
                   Bankers Bank stock                                   194             194             2.86
                                                                    -------          ------             ----

                         Total investment securities                $23,318          23,347             5.22%
                                                                    =======          ======             ====



* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



III.     Loan Portfolio:

         A.     Loan Types

                The following schedule details the loans of the Company at December 31, 2001, 2000, 1999, 1998 and 1997:

                                                                              In Thousands
                                                 -------------------------------------------------------------------
                                                    2001           2000           1999           1998          1997
                                                 ---------       --------       --------       -------       -------
                Commercial, financial and
                   agricultural                  $  80,224         69,402         53,832        42,117        29,931
                Real estate - construction           9,343          8,289         12,625        10,738         7,091
                Real estate - mortgage              46,198         34,269         33,572        19,155        15,517
                Installment                          5,309          4,629          4,213         2,707         2,352
                                                 ---------       --------       --------       -------       -------
                     Total loans                   141,074        116,589        104,242        74,717        54,891

                Less unearned interest                  --             --             --            --            --
                                                 ---------       --------       --------       -------       -------

                     Total loans, net of
                      unearned interest            141,074        116,589        104,242        74,717        54,891

                Less allowance for possible
                   loan losses                      (2,122)        (1,886)        (1,330)       (1,026)         (795)
                                                 ---------       --------       --------       -------       -------

                     Net loans                   $ 138,952        114,703        102,912        73,691        54,096
                                                 =========       ========       ========       =======       =======

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



III.     Loan Portfolio, Continued:

         B.     Maturities and Sensitivities of Loans to Changes in Interest
                Rates

                The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2001:

                                                                  1 Year to
                                                   Less Than      Less Than      After 5
                                                     1 Year        5 Years        Years         Total
                                                   ----------     ---------      -------        ------
                Maturity Distribution:

                   Commercial, financial
                     and agricultural                $24,298        51,726         4,200        80,224

                   Real estate - construction          8,586           757            --         9,343
                                                     -------        ------        ------        ------

                                                     $32,884        52,483         4,200        89,567
                                                     =======        ======        ======        ======

                Interest-Rate Sensitivity:

                   Fixed interest rates              $11,729        35,930         2,329        49,988

                   Floating or adjustable
                     interest rates                   21,155        16,553         1,871        39,579
                                                     -------        ------        ------        ------

                        Total commercial,
                          financial and
                          agricultural loans
                          plus real estate -
                          construction loans         $32,884        52,483         4,200        89,567
                                                     =======        ======        ======        ======





*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



III.     Loan Portfolio, Continued:

         C.     Risk Elements

                The following schedule details selected information as to non-performing loans of the Company at December 31, 2001, 2000, 1999, 1998 and 1997:

                                                             In Thousands, Except Percentages
                                                -------------------------------------------------------
                                                  2001         2000         1999       1998       1997
                                                --------      -------     -------     ------     ------
                Non-accrual loans:
                 Commercial, financial and
                   agricultural                 $    993          873         438        167         --
                 Real estate - construction           --           --          --         --         --
                 Real estate - mortgage              227          574          --         --         --
                 Installment                          48           --          --         --          3
                 Lease financing receivable           --           --          --         --         --
                                                --------      -------     -------     ------     ------
                     Total non-accrual          $  1,268        1,447         438        167          3
                                                ========      =======     =======     ======     ======

                Loans 90 days past due:
                 Commercial, financial and
                   agricultural                 $    317           45          51         --         --
                 Real estate - construction           --           --          --         --         --
                 Real estate - mortgage              171           81         415         --         --
                 Installment                          14            6           6         --         --
                 Lease financing receivable           --           --          --         --         --
                                                --------      -------     -------     ------     ------
                     Total loans 90 days
                       past due                 $    502          132         472         --         --
                                                ========      =======     =======     ======     ======

                Renegotiated loans:
                 Commercial, financial and
                   agricultural                 $     --           --          --         --         --
                 Real estate - construction           --           --          --         --         --
                 Real estate - mortgage               --           --          --         --         --
                 Installment                          --           --          --         --         --
                 Lease financing receivable           --           --          --         --         --
                                                --------      -------     -------     ------     ------
                     Total renegotiated
                      loans past due            $     --           --          --         --         --
                                                ========      =======     =======     ======     ======

                Loans current - considered
                 uncollectible                  $     --           --          --         --         --
                                                ========      =======     =======     ======     ======

                     Total non-performing
                      loans                     $  1,770        1,579         910        167          3
                                                ========      =======     =======     ======     ======

                     Total loans, net of
                      unearned interest         $141,074      116,589     104,242     74,717     54,891
                                                ========      =======     =======     ======     ======

                     Percent of total
                      loans outstanding,
                      net of unearned
                      interest                      1.25%        1.35        0.87       0.22       0.01
                                                ========      =======     =======     ======     ======

                Other real estate               $    244          493         402         --         --
                                                ========      =======     =======     ======     ======

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



III.     Loan Portfolio, Continued:

         C.     Risk Elements, Continued

                The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $1,268,000 at December 31, 2001, $1,447,000 at December 31, 2000, $438,000 at December 31,
                1999, $167,000 at December 31, 1998 and $3,000 at December 31,
                1997. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2001 if the loans had been current totaled $56,000 as compared to $34,000 in 2000, $20,000 in 1999 and $6,000 in 1998. The amount of interest income recognized on total loans during 2001 totaled $11,488,000 as compared to $11,335,000 in 2000, $8,287,000 in 1999,
                $6,258,000 in 1998 and $4,441,000 in 1997.

                At December 31, 2001, loans, which include the above, totaling $3,615,000 were included in the Company's internal classified loan list. Of these loans $1,567,000 are real estate and $2,048,000 are various other types of loans. The collateral values securing these loans total approximately $2,603,000, ($2,437,000 related to real property and $166,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                At December 31, 2001 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

                At December 31, 2001 and 2000 other real estate totaled $244,000 and $493,000, respectively.

                There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2001 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



IV.      Summary of Loan Loss Experience:

         The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2001, 2000, 1999, 1998 and 1997 and the years then ended:

                                                                In Thousands, Except Percentages
                                            --------------------------------------------------------------------
                                              2001             2000           1999           1998          1997
                                            ---------        --------       --------       -------       -------
          Allowance for loan losses
           at beginning of period           $   1,886           1,330          1,026           795           628
                                            ---------        --------       --------       -------       -------

          Less:  net of loan
          charge-offs:
           Charge-offs:
             Commercial, financial and
              agricultural                       (211)           (231)          (143)          (33)           --
             Real estate construction              --              --             --            --            --
             Real estate - mortgage               (98)             --             --            --            --
             Installment                          (50)            (16)            (8)          (18)          (14)
             Lease financing                       --              --             --            --            --
                                            ---------        --------       --------       -------       -------
                                                 (359)           (247)          (151)          (51)          (14)
                                            ---------        --------       --------       -------       -------

           Recoveries:
             Commercial, financial and
              agricultural                         10               7             --             1            --
             Real estate construction              --              --             --            --            --
             Real estate - mortgage                --               4             --            --            --
             Installment                           15              --              5             1             1
             Lease financing                       --              --             --            --            --
                                            ---------        --------       --------       -------       -------
                                                   25              11              5             2             1
                                            ---------        --------       --------       -------       -------
                Net loan charge-offs             (334)           (236)          (146)          (49)          (13)
                                            ---------        --------       --------       -------       -------

          Provision for loan losses
           charged to expense                     570             792            450           280           180
                                            ---------        --------       --------       -------       -------

          Allowance for loan losses at
           end of period                    $   2,122           1,886          1,330         1,026           795
                                            =========        ========       ========       =======       =======

          Total loans, net of unearned
           interest, at end of year         $ 141,074         116,589        104,242        74,717        54,891
                                            =========        ========       ========       =======       =======

          Average total loans out-
           standing, net of unearned
           interest, during year            $ 130,055         113,461         86,198        62,831        44,526
                                            =========        ========       ========       =======       =======

          Net charge-offs as a
           percentage of average total
           loans outstanding, net of
           unearned interest, during
           year                                  0.26%           0.21           0.17          0.08          0.03
                                            =========        ========       ========       =======       =======

          Ending allowance for loan
           losses as a percentage of
           total loans outstanding net
           of unearned interest, at
           end of year                           1.50%           1.62           1.28          1.37          1.45
                                            =========        ========       ========       =======       =======

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001

IV.      Summary of Loan Loss Experience, Continued:

         The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to pay.

         Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses.

         The breakdown of the allowance by loan category is based in part on evaluations of specific loans, past history and economic conditions within specific industries or geographic areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of the future losses.

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                      December 31, 2001                 December 31, 2000
                                                ----------------------------      ----------------------------
                                                                Percent of                        Percent of
                                                                 Loans In                          Loans In
                                                   In          Each Category         In          Each Category
                                                Thousands     To Total Loans      Thousands     To Total Loans
                                                ---------     --------------      ---------     --------------
                Commercial, financial
                  and agricultural                $1,380            56.9%          $1,179            59.5%
                Real estate construction             286             6.6              283             7.1
                Real estate mortgage                 286            32.7              283            29.4
                Installment                          170             3.8              141             4.0
                                                  ------           -----           ------           -----
                                                  $2,122           100.0%          $1,886           100.0%
                                                  ======           =====           ======           =====

                                                      December 31, 1999                 December 31, 1998
                                                 ---------------------------      ----------------------------
                                                               Percent of                         Percent of
                                                                Loans In                           Loans In
                                                    In        Each Category          In          Each Category
                                                 Thousands    To Total Loans      Thousands     To Total Loans
                                                 ---------    --------------      ---------     --------------
                Commercial, financial
                  and agricultural                $  962            51.6%          $  795            56.4%
                Real estate construction              95            12.1               81            14.4
                Real estate mortgage                 168            32.2               96            25.6
                Installment                          105             4.1               54             3.6
                                                  ------           -----           ------           -----
                                                  $1,330           100.0%          $1,026           100.0%
                                                  ======           =====           ======           =====

                                                     December 31, 1997
                                                -----------------------------
                                                               Percent of
                                                                 Loans In
                                                   In         Each Category
                                                Thousands     To Total Loans
                                                ---------     ---------------
                Commercial, financial
                  and agricultural                $  617            54.5%
                Real estate construction              53            12.9
                Real estate mortgage                  78            28.3
                Installment                           47             4.3
                                                  ------           -----
                                                  $  795           100.0%
                                                  ======           =====

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



V.       Deposits:

         The average amounts and average interest rates for deposits for 2001, 2000 and 1999 are detailed in the following schedule:

                                                  2001                         2000                        1999
                                       ------------------------     ------------------------    ----------------------
                                        Average                      Average                     Average
                                        Balance                      Balance                     Balance
                                          In            Average        In            Average       In          Average
                                       Thousands         Rate       Thousands          Rate     Thousands       Rate
                                       ---------        -------     ---------        -------    ---------      -------
           Non-interest bearing
              deposits                  $ 11,869            --%        9,679            --%       8,533            --%
           Negotiable order of
              withdrawal accounts         10,646          1.36%        6,015          2.31%       4,624          1.30%
           Money market demand
              accounts                    62,748          3.79%       55,813          5.54%      34,471          4.59%
           Individual retirement
              accounts                     1,866          6.38%        1,565          6.07%         944          5.51%
           Other savings                   1,092          1.01%          808          1.36%         770          1.95%
           Certificates of deposit
              $100,000 and over           29,519          5.69%       20,740          6.05%      13,262          5.23%
           Certificates of deposit
              under $100,000              26,459          6.04%       28,835          5.84%      29,472          5.36%
                                        --------          ----       -------          ----       ------          ----
                                        $144,199          4.11%      123,455          5.09%      92,076          4.32%
                                        ========          ====       =======          ====       ======          ====


         The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2001:

                                                            In Thousands
                                              ------------------------------------------
                                              Certificates      Individual
                                                  of            Retirement
                                                Deposit          Accounts         Total
                                              ------------      ----------        ------
                Less than three months           $12,780             103          12,883

                Three to six months                4,221             132           4,353

                Six to twelve months              13,227              --          13,227

                More than twelve months            1,312             135           1,447
                                                 -------          ------          ------

                                                 $31,540             370          31,910
                                                 =======          ======          ======

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



VI.      Return on Equity and Assets:

         The following schedule details selected key ratios of the Company as of or for the year ended December 31, 2001, 2000 and 1999:

                                                                         2001      2000       1999
                                                                        ------    ------     ------
                Return on assets                                         0.57%     0.72%      0.86%
                   (Net income divided by average total assets)

                Return on equity                                         6.19%     7.26%      6.06%
                   (Net income divided by average equity)

                Dividend payout ratio                                     -  %      -  %        - %
                   (Dividends declared per share divided by
                     net income per share)

                Equity to asset ratio                                    9.28%     9.88%     14.26%
                   (Average equity divided by average total
                     assets)

                Leverage capital ratio                                   9.20%     9.38%     14.86%
                   (Equity divided by fourth quarter
                     average total assets, excluding the net
                     unrealized gain on available-for-sale
                     securities)


         The minimum leverage capital ratio required by the regulatory agencies is 4%.

         Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



VI.      Return on Equity and Assets, Continued:

         The following schedule details the Company's risk-based capital at December 31, 2001 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders' equity in the consolidated financial statements:

                                                                               In Thousands
                                                                               -------------
                Tier I capital:
                   Stockholders' equity, excluding the net unrealized
                     gain on available-for-sale securities                     $      16,503

                Total capital:
                   Allowable allowance for loan losses (limited to 1.25%
                     of risk-weighted assets)                                          1,792
                                                                               -------------

                         Total risk-based capital                              $      18,295
                                                                               =============

                Risk-weighted assets                                           $     143,363
                                                                               =============

                Risk-based capital ratios:
                   Tier I capital ratio                                                11.51%
                                                                               =============

                   Total risk-based capital ratio                                      12.76%
                                                                               =============


         The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2001, the Company was in compliance with these requirements.

                              CAPITAL BANCORP, INC.

                                    Form 10-K

                                December 31, 2001



VI.      Return on Equity and Assets, Continued:

         The following schedule details the Company's interest rate sensitivity at December 31, 2001:

                                                                         Repricing Within
                                         ----------------------------------------------------------------------------------
         (In Thousands)                    Total        0-30 Days     31-90 Days    91-180 Days   181-365 Days  Over 1 Year
                                         ---------      ---------     ----------    -----------   ------------  -----------
         Earning assets:
          Loans, net of
           unearned interest             $ 141,074        52,038         3,138         5,445         6,360        74,093
          Securities                        23,347         2,558           116            --            --        20,673
          Loans held for sale                3,514         3,514            --            --            --            --
          Interest-bearing
           deposits in
           financial institutions              251             1            --            --            --           250
          Federal funds sold                 2,450         2,450            --            --            --            --
                                         ---------       -------       -------       -------       -------        ------
                Total earning
                 assets                    170,636        60,561         3,254         5,445         6,360        95,016
                                         ---------       -------       -------       -------       -------        ------

         Interest-bearing
          liabilities:
           Negotiable order
            of withdrawal
            accounts                        12,137        12,137            --            --            --            --
           Money market demand
            accounts                        62,250        62,250            --            --            --            --
           Individual retirement
            accounts                         1,931           134           322           646           454           375
           Other savings                     1,217         1,217            --            --            --            --
           Certificates of deposit,
            $100,000 and over               31,540         4,987         7,793         4,221        13,218         1,321
           Certificates of deposit,
            under $100,000                  26,056         2,321         6,297         8,522         7,859         1,057
           Securities sold
            under repurchase
            agreements                       2,854         2,854            --            --            --            --
           Advances from Federal
            Home Loan Bank                  11,000            --            --            --            --        11,000
                                         ---------       -------       -------       -------       -------        ------
                                           148,985        85,900        14,412        13,389        21,531        13,753
                                         ---------       -------       -------       -------       -------        ------

         Interest-sensitivity gap        $  21,651       (25,339)      (11,158)       (7,944)      (15,171)       81,263
                                         =========       =======       =======       =======       =======        ======

         Cumulative gap                                  (25,339)      (36,497)      (44,441)      (59,612)       21,651
                                                         =======       =======       =======       =======        ======

         Interest-sensitivity gap
          as % of total assets                            (13.97)        (6.15)        (4.38)        (8.36)        44.79
                                                         =======       =======       =======       =======        ======

         Cumulative gap as %
          of total assets                                 (13.97)       (20.12)       (24.50)       (32.86)        11.93
                                                         =======       =======       =======       =======        ======


         The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

ITEM 2.    DESCRIPTION OF PROPERTY.

OFFICES AND PROPERTIES

The Bank currently operates six full-service offices, including its main office, in Davidson and Sumner Counties in Tennessee. The following table shows the location and the Bank's ownership rights in its offices:

         Use                Type of Ownership         Property Location

Main Office of the Bank           Lease          1820 West End Avenue
                                                 Nashville, Tennessee 37203

Downtown Branch                   Lease          222 4th Avenue North
                                                 Nashville, Tennessee 37219

Goodlettsville Branch              Own           140 Long Hollow Pike
                                                 Goodlettsville, Tennessee 37072

Green Hills Branch                Lease          2200 Abbott Martin Road
                                                 Nashville, Tennessee 37215
                                                 370 East Main Street

Hendersonville Branch              Own           Hendersonville, Tennessee 37075

Hermitage Branch                   Own           4422 Lebanon Road
                                                 Hermitage, Tennessee 37076

Operations Center                Lease(1)        1816 Hayes Street
                                                 Nashville, Tennessee 37203

----------
(1) This is a lease from Director Michael D. Shmerling. Please refer to Note 10 of the Consolidated Financial Statements for additional information concerning this lease.

                                       ***

The Bank's operations center is located near the Company's and Bank's main office. The operations center is leased from a related party. Please refer to
Item 13 of this Annual Report on Form 10-K, which is captioned "Certain Relationships and Related Transactions, and " The Bank has no ATM's.

In the judgment of the Company's management, the facilities of the Company and the Bank are generally suitable and adequate for their current and reasonably foreseeable needs. However, new office sites are considered from time to time, although no such sites are likely to be considered before late 2002 at the earliest.

ITEM 3.    LEGAL PROCEEDINGS.

There were no material legal proceedings pending at December 31, 2001, against the Company other than ordinary routine litigation incidental to their respective businesses, to which the Company is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                                     PART II

ITEM 5.    MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   MARKET INFORMATION

There is no established public trading market for the Company's common stock. Management, however, believes that Middle Tennessee is the principal market area for the common stock. The following table sets forth the estimated high and low sales prices per share of the common stock for the first quarter of 2002 (through January 31, 2002) and for each quarter of fiscal 2001 and 2000. Although management believes that this information is generally reliable, it has not been verified. Such information may not include all transactions in the Company's common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals.

The Company's common stock is sometimes thinly traded in the local over-the-counter market from time to time. Many transactions are believed to be privately negotiated. The Company's management is working to interest locally represented brokerage firms in making a market in the Company's stock. Three such firms have indicated an interest in facilitating an accommodation market in the Company's common stock. (This means that the brokers would assist in putting buyers and sellers together and perhaps occasionally purchasing or selling for their own accounts.) The last reported sale of Company common stock known to management occurred in March of 2002 and involved a trade reported at $13.00 per share. Due to the limited volume of trading currently and the fact that these trades may involve negotiated, private transactions, we are unable to determine with absolute accuracy the actual trading prices on any given date. Bid price information for the Company's common stock is not available. The information concerning transactions in the Company's common stock are believed to be reasonably accurate but are not guaranteed.

The following table shows quarterly high and low trade prices for the Company's common stock as reported to the Company:

             Trade Prices: Company's Common Stock (Price per share)



      CALENDAR QUARTER                   HIGH                    LOW

            2002

        First Quarter                   $13.00                  $12.00

            2001

       Fourth Quarter                   $12.50                  $12.00
        Third Quarter                    13.25                   13.25
       Second Quarter                    14.00                   12.00
        First Quarter                    15.00                   15.00

            2000

       Fourth Quarter                   $15.00                  $15.00
        Third Quarter                    17.00                   15.50
       Second Quarter                    17.75                   17.75
        First Quarter                    18.00                   17.75


Because there is no established public trading market for our Company's common stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the common stock or of the prices at which the Company's common stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the common stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

The Company's securities consist of its common voting stock, $4.00 par value, which is the Company's only class of securities outstanding. As of March 1, 2002, the Company estimates that it has approximately 800 holders of its common stock. In its charter, the Company is authorized to issue 20,000,000 shares of its common stock, par value of $4.00 per share. No shares are reserved for issuance except up to 500,000 shares reserved in connection with the 2001 Capital Bancorp Stock Option Plan (the "Company's stock option plan"). As of March 1, 2002, there were 1,565,271 shares of the Company's common stock outstanding and entitled to vote. Each such share is entitled to one vote on all matters. The presence in person or by proxy of at least a majority of the total number of outstanding shares of the common stock entitled to vote is necessary to constitute a quorum at annual and other meetings of the shareholders. A share, once represented for any purpose at a meeting, is deemed present for purposes of determining a quorum for that meeting (unless the meeting is adjourned and a new record date is set for the adjourned meeting and as may be determined by a court in certain specified circumstances), even if the holder of the share abstains from voting with respect to any matter brought before the said meeting. There is no cumulative voting. The Company's common stock does not carry preemptive rights.

The Company's common stock is registered under Section 12 of the Securities Exchange Act pursuant to 12 C.F.R. 240.12g-3(a) as a result of its share exchange with Capital Bank & Trust Company, the shares of which were registered under Section 12 of the Securities Exchange Act. The Company files periodic and other reports with the United States Securities and Exchange Commission. Under the Securities Exchange Act, the Company files annual, quarterly and other types of reports under, and its common shares are subject to all of the requirements of, the Securities Exchange Act.

Classified Board of Directors

The Company's charter provides that the Company's board of directors is divided into three classes, with each class to be as nearly equal in number as possible. The directors in each class serve three-year terms of office. The effect of the Company having a classified board of directors is that only approximately one third of the members of the Company's board of directors are elected each year, which effectively requires two annual meetings for the Company stockholders to change a majority of the members of the Company's board of directors.

The purpose of dividing the Company's board of directors into classes is to facilitate continuity and stability of leadership of the Company by ensuring that experienced personnel familiar with the Company will be represented on the Company's board of directors at all times, and to permit the Company's management to plan for the future for a reasonable time. However, by potentially delaying the time within which an acquirer could obtain working control of the Company's board of directors, this provision may discourage some potential share exchanges, tender offers, or takeover attempts.

Directors are elected by a plurality of the total votes cast by all stockholders. With cumulative voting, it may be possible for minority stockholders to obtain representation on the board of directors. Without cumulative voting, the holders of more than 50% of the shares of the Company common stock generally have the ability to elect 100% of the directors. As a result, the holders of the remaining shares of Company common stock effectively may not be able to elect any person to the Company's board of directors. The absence of cumulative voting makes it more difficult for a Company stockholder who acquires less than a majority of the shares of the Company common stock to obtain representation on the Company's board of directors.

Director Removal and Vacancies

The Company's charter provides that: (1) a director may be removed by the Company stockholders only if the holders of seventy-five percent of the voting power of all shares of the Company capital stock entitled to vote generally in the election of directors vote for such removal and "cause" for removal exists; and (2) vacancies on the Company's board of directors may be filled only by the Company's board of directors. The purpose of these provisions is to prevent a majority stockholder from circumventing the classified board system by removing directors and filling the vacancies with new individuals selected by that stockholder. Accordingly, the provisions may have the effect of impeding efforts to gain control of the Company's board of directors by anyone who obtains a controlling interest in the Company's common stock. The term of a director appointed to fill a vacancy expires at the next meeting of stockholders at which that Class of directors is elected.

Director and Officer Indemnification and Limitation on Liability

Under the Tennessee Business Corporation Act, a corporation may indemnify any director against liability if the director:

-     Conducted himself or herself in good faith;

- Reasonably believed, in the case of conduct in his or her official capacity with the corporation, that his or her conduct was in the best interests of the corporation;

- Reasonably believed, in all other cases, that his or her conduct was at least not opposed to the corporation's best interests; and

- In the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful.

The Company's charter and bylaws provide for indemnification of its directors, officers, employees and agents against liabilities and expenses incurred in legal proceedings concerning the Company, to the fullest extent permitted under Tennessee corporate law. Indemnification will only apply to persons who act in good faith, in a manner he or she reasonably believed to be in the best interest of the company, without willful misconduct or recklessness.

The present directors' and officers' liability insurance policy is expected to covers the typical errors and omissions liability associated with the activities of the Company and the Bank. The provisions of the insurance policy might not indemnify any of the Company's or Bank's officers and directors against liability arising under the Securities Act.

The Company's charter eliminates a director's liability to the Company or its shareholders for monetary damages to the maximum extent permitted by law.
Section 48-18-301 of the Tennessee Business Corporation Act provides that a director shall not be liable for any action, or failure to take action if he or she discharges his or her duties:

-     In good faith;

- With the care of an ordinarily prudent person in a like position under similar circumstances; and

- In a manner the director reasonably believes to be in the best interests of the corporation.

In discharging her or his duties, a director may rely on the information, opinions, reports, or statements, including financial statements, if prepared or presented by officers or employees of the corporation whom the director reasonably believes to be reliable. The director may also rely on such information prepared or presented by legal counsel, public accountants or other persons as to matters that the director reasonably believes are within the person's competence.

Unless limited by its charter, a Tennessee corporation must indemnify, against reasonable expenses incurred by him or her, a director who was wholly successful, on the merits or otherwise, in defending any proceeding to which he or she was a party because he or she is or was a director of the corporation. Expenses incurred by a director in defending a proceeding may be paid by the corporation in advance of the final disposition of the proceeding if three conditions are met:

- The director must furnish the corporation a written affirmation of the director's good faith belief that he or she has met the standard of conduct as set forth above;

- The director must furnish the corporation a written undertaking by or on behalf of a director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the corporation against such expenses; and

- A determination must be made that the facts then known to those making the determination would not preclude indemnification.

A director may apply for court-ordered indemnification under certain circumstances. Unless a corporation's charter provides otherwise,

- An officer of a corporation is entitled to mandatory indemnification and is entitled to apply for court- ordered indemnification to the same extent as a director,

- The corporation may indemnify and advance expenses to an officer, employee, or agent of the corporation to the same extent as to a director, and

- A corporation may also indemnify and advance expenses to an officer, employee, or agent who is not a director to the extent, consistent with public policy, that may be provided by its charter, bylaws, general or specific action of its board of directors, or contract.

The Company's charter and bylaws provide for the indemnification of its directors and officers to the fullest extent permitted by Tennessee law. Amendment of this provision requires a vote of seventy-five percent (75%) of the outstanding Company shares unless a majority vote is expressly permitted by the board of directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the Company under the provisions described above, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Amendment of Charter and Bylaws

The Company may amend its charter in any manner permitted by Tennessee law. The Tennessee Business Corporation Act provides that a corporation's charter may be amended by a majority of votes entitled to be cast on an amendment, subject to any condition the board of directors may place on its submission of the amendment to the stockholders. Unless the board of directors otherwise determines, the Company's charter requires a vote of seventy-five percent or more of the shares of capital stock entitled to vote in an election of directors to amend the provisions of the charter governing directors, removal of directors, anti-takeover provisions, and indemnification provisions.

The Company's board of directors may adopt, amend, or repeal the Company's bylaws by a majority vote of the entire board of directors. The bylaws may also be amended or repealed by action of the Company's stockholders, but only by a "supermajority vote" of not less than seventy-five percent of all outstanding shares of the Company entitled to vote at the meeting.

The Company's charter requires that the Company's board of directors must exercise all powers unless otherwise provided by law. The board of directors may designate an executive committee consisting of three or more directors and may, subject to certain exceptions, authorize that committee to exercise all of the authority of the board of directors.

Special Meetings of Stockholders

Special meetings of the Company's stockholders may be called for any purpose or purposes, at any time, by the Chairman of the board of directors, the Chief Executive Officer, not less than eighty percent (80%) of the members of the board of directors, or by the holders of not less than seventy-five percent of the shares entitled to vote at such meeting.

Stockholder Nominations and Proposals

Holders of Company common stock are entitled to submit proposals to be presented at an annual meeting of the Company stockholders. The Company's charter and bylaws provide that any proposal of a stockholder which is to be presented at any meeting of stockholders must be sent so it is to be received by the Company in advance of the meeting. All such proposals must meet the strict criteria set forth in the Company's charter and bylaws.

Only persons who are nominated in accordance with the procedures set forth in the charter and bylaws are eligible to serve as directors. Nominations to the board of directors of the Company may be made at a meeting of shareholders (i) by or at the direction of the board of directors or (ii) by any shareholder of the Company who was a shareholder of record at the time of the giving of notice of the applicable meeting who is entitled to vote for the election of directors at the meeting if such person has fully and completely complied with the notice procedures set forth in the charter and described below.

In order for a shareholder to nominate a person for election to the board of directors of the Company at a meeting of shareholders, such shareholder shall have delivered timely notice of such shareholder's intent to make such nomination in writing to the secretary of the Company. To be timely, unless otherwise provided by applicable law (including, without limitation, federal securities laws), a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the Company (i) in the case of an annual meeting, not less than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made, and (ii) in the case of a special meeting at which directors are to be elected, not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made. Such shareholder's notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election as a director at such meeting all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the Company's books, of such shareholder and (B) the class and number of shares of the Company which are beneficially owned by such shareholder and also which are owned of record by such shareholder; and (iii) as to the beneficial owner, if any, on whose behalf the nomination is made, (A) the name and address of such person and (B) the class and number of shares of the Company which are beneficially owned by such person. In addition, the nominating shareholder is responsible for providing to the Company all of the information as to each nominee as is required by paragraphs (a), (d), (e) and (f) of Item 401 of the Securities and Exchange Commission's Regulation S-K (or the corresponding provisions of any regulation subsequently adopted by the Securities and Exchange Commission applicable to the Company), together with each such person's signed consent to serve as a director of the Company if elected. At the request of the board of directors, any person nominated by the board of directors for election as a director shall furnish to the secretary of the Company that information required to be set forth in a shareholder's notice of nomination which pertains to the nominee. It is the express intention that the foregoing information be provided to the board of directors and the shareholders so that adequate disclosure can be made to the shareholders. Accordingly, such information shall be provided notwithstanding that the Company is not at the time of the adoption of the Company's bylaws, or at any other time, subject either to the Securities Exchange Act or to the rules and regulations of the Securities and Exchange Commission.

The chairperson of the meeting is required, if the facts so warrant, to determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the charter. If so, the chairperson must declare nomination defective and disregard it. A shareholder seeking to nominate a person to serve as a director must also comply with all applicable requirements of the Securities Exchange Act, together with the rules and regulations thereunder, to the extent applicable to the Company or any transaction brought before the Company's shareholders.

-     The name and address of each proposed nominee.

-     The principal occupation of each proposed nominee.

- The total number of shares of capital stock of the bank that will be voted for each proposed nominee.

-     The name and residence address of the notifying shareholder.

- The number of shares of capital stock of the bank owned by the notifying shareholder.

If nominations are not made in accordance with the foregoing provisions, the chairperson of the meeting, in his/her discretion, may disregard the nomination, and upon his/her instructions, the vote tellers may disregard all votes cast for each such nominee.

Business Combinations

The Company's charter provides that, unless more restrictively required by applicable law, the affirmative vote of the holders of seventy-five (75%) percent or more of the outstanding shares entitled to vote for the election of directors is required to authorize (1) any merger, share exchange or consolidation of the Company with or into another entity or (2) any sale, lease, or other disposition of all or substantially all of the Company's assets to another person or entity, except where any of these transactions will occur between the Company and any of its majority-owned, direct or indirect, subsidiaries.

The requirement of a supermajority vote of stockholders to approve certain business transactions may discourage a change in control of the Company by allowing a minority of the Company's stockholders to prevent a transaction favored by the majority of the stockholders. A seventy-five percent (75%) vote of all issued and outstanding shares of Company common stock is required to approve a business combination transaction, unless there is an affirmative vote by seventy-five percent of the members of the board of directors to recommend the transaction to the shareholders, in which event a majority of the outstanding shares of the Company would be sufficient to approve the proposed transaction. This provision of the charter my enable management to retain substantial control over the affairs of the Company. The primary purpose of the supermajority vote requirement is to encourage negotiations with the Company's management and board of directors by groups or companies interested in acquiring control of the Company and to reduce the danger of a forced share exchange or sale of assets.

As a Tennessee corporation, the Company is or could be subject to certain restrictions on business combinations under Tennessee law, including, but not limited to, combinations with interested stockholders.

Tennessee has multiple anti-takeover acts that are or may become applicable to the Company. These are the Tennessee Business Combination Act, the Tennessee Greenmail Act, and the Tennessee Investor Protection Act. The Tennessee Control Share Acquisition Act applies to the Company because the Company's charter includes an express provision electing to be covered by that act.

The Tennessee Business Combination Act. The Tennessee Business Combination Act generally prohibits a "business combination" by the Company or a subsidiary with an "interested stockholder" within 5 years after the stockholder becomes an interested stockholder. But the Company or a subsidiary can enter into a business combination within that period if, before the interested stockholder became such, the Company board of directors approved:

-     The business combination; or

- The transaction in which the interested stockholder became an interested stockholder.

After that 5 year moratorium, the business combination with the interested stockholder can be consummated only if it satisfies certain fair price criteria or is approved by two-thirds of the other stockholders.

For purposes of the Tennessee Business Combination Act, a "business combination" includes mergers share exchanges, sales and leases of assets, issuances of securities, and similar transactions. An "interested stockholder" is generally any person or entity that beneficially owns 10% or more of the voting power of any outstanding class or series of the Company stock.

Tennessee law also severely limits the extent to which the Company or any of its officers or directors could be held liable for resisting any business combination. Under the Tennessee Business Corporation Act, neither a Tennessee corporation having any stock registered or traded on a national securities exchange, nor any of its officers or directors, may be held liable for:

- Failing to approve the acquisition of shares by an interested stockholder on or before the date the stockholder acquired such shares;

-     Seeking to enforce or implement the provisions of Tennessee law;

- Failing to adopt or recommend any charter or by-law amendment or provision relating to such provisions of Tennessee law; or

- Opposing any share exchange, exchange, tender offer, or significant asset sale because of a good faith belief that such transaction would adversely affect the corporation's employees, customers, suppliers, the communities in which the corporation or its subsidiaries operate or any other relevant factor.

But the officers and directors can only consider such factors if the corporation's charter permits the board to do so in connection with the transaction. The Company's charter expressly permits the board to consider these factors.

The Tennessee Greenmail Act. The Tennessee Greenmail Act applies to a Tennessee corporation that has a class of voting stock registered or traded on a national securities exchange or registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act. Under the Tennessee Greenmail Act, the Company may not purchase any of its shares at a price above the market value of such shares from any person who holds more than 3% of the class of securities to be purchased if such person has held such shares for less than two years, unless the purchase has been approved by the affirmative vote of a majority of the outstanding shares of each class of voting stock issued by the Company or the Company makes an offer, of at least equal value per share, to all stockholders of such class.

The Tennessee Investor Protection Act. The Tennessee Investor Protection Act generally requires the registration, or an exemption from registration, before a person can make a tender offer for shares of a Tennessee corporation which, if successful, will result in the offeror beneficially owning more than 10% of any class of shares. Registration requires the filing with the Tennessee Commissioner of Commerce and Insurance of a registration statement, a copy of which must be sent to the target company, and the public disclosure of the material terms of the proposed offer. Additional requirements are imposed under that act if the offeror beneficially owns 5% or more of any class of equity securities of the target company, any of which was purchased within one year prior to the proposed takeover offer. The Tennessee Investor Protection Act also prohibits fraudulent and deceptive practices in connection with takeover offers, and provides remedies for violations. By its terms, this law is inapplicable to the bank and to bank holding companies. However, the Company's charter provides that this law shall be applicable to the Company to the extent now or hereafter permitted by law.

The Tennessee Investor Protection Act does not apply to an offer involving a vote by holders of equity securities of the offeree company, pursuant to its charter, on a share exchange, consolidation or sale of corporate assets in consideration of the issuance of securities of another corporation, or on a sale of its securities in exchange for cash or securities of another corporation. Also excepted from the Tennessee Investor Protection Act are tender offers which are open on substantially equal terms to all stockholders, are recommended by the board of directors of the target company and include full disclosure of all terms.

The Tennessee Investor Protection Act applies to tender offers for corporations with substantial ties in Tennessee, including corporations incorporated in Tennessee or which have their principal offices in the state. The United States Court of Appeals for the Sixth Circuit has held that the application of this Act, and Tennessee's other takeover statutes, to a target company that wasn't organized under Tennessee law is unconstitutional. This happened in the case of Tyson Foods, Inc. v. McReynolds, 865 F.2d 99 (6th Cir. 1989).

The laws described above, together with provisions of the Company's charter and bylaws, regarding business combinations might be deemed to make the Company less attractive as a candidate for acquisition by another company than would otherwise be the case in the absence of such provisions. For example, if another company should seek to acquire a controlling interest of less than seventy-five percent (75%) of the outstanding shares of the Company's common stock, the acquirer would not thereby obtain the ability to replace a majority of the Company board of directors until at least the second annual meeting of stockholders following the acquisition. Furthermore the acquirer would not obtain the ability immediately to effect a share exchange, consolidation, or other similar business combination unless the described conditions were met.

As a result, the Company's stockholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over prevailing market prices in a takeover context. The provisions described above also may make it more difficult for the Company's stockholders to replace the Company board of directors or management, even if the holders of a majority of the Company's common stock should believe that such replacement is in the interests of the Company. As a result, such provisions may tend to perpetuate the incumbent Company board of directors and management.

The Company's charter provides that the affirmative vote of the holders of not less than 75% of the outstanding shares of its common stock is required to approve certain transactions with the Company or any of its affiliates specified therein, including any merger, consolidation, sale of all or substantially all of its assets, share exchange, or dissolution. The supermajority provision is inapplicable if the transaction has been approved (or in the case of a dissolution recommended for stockholder approval) by seventy-five (75%) of all directors of the Company then in office or if the other entity is a corporation of which a majority of the outstanding shares of all classes of stock entitled to vote in elections of directors is owned of record or beneficially by the Company or its affiliates. The share exchange was unanimously approved by Capital Bancorp's board of directors, making the supermajority provision inapplicable to it.

Stock Option Plan

Certain shares are reserved for issuance as set forth in the description of the Company's 2001 stock option plan appearing elsewhere in this Report.

Shareholders Rights Agreement

Effective as of July 18, 2001, the Board of Directors of the Company adopted a Shareholders Rights Agreement (the "Rights Agreement"). The following discussion is qualified in its entirety by the terms of the Rights Agreement, a copy of which is an Exhibit to the 2001 Annual Report on Form 10-K. On that date, as a result of the adoption of the Rights Agreement, the Board authorized and declared a dividend of one common share purchase right (a "Right") for each outstanding share of the Company's Common Stock (the "Common Shares"). The dividend was payable on July 18, 2001, to the shareholders of record on that date (the "Record Date"), and with respect to Common Shares issued thereafter until the Distribution Date (as hereinafter defined) or the expiration or earlier redemption or exchange of the Rights. Except as set forth below, each Right entitles the registered holder to purchase from the Company, at any time after the Distribution Date one Common Share at a price per share of $90, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are as set forth in the Rights Agreement. The following description of the Rights is qualified by reference to the Rights Agreement, which is an Exhibit to this Report. The Board does not believe that this Rights Agreement will thwart honest offers to acquire control of the Company but will instead serve to prevent shareholders from being treated disparately and unfairly.

Initially the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of
(i) ten (10) days after the public announcement of a person's or group of affiliated or associated persons' having acquired beneficial ownership of ten percent (10%) or more of the outstanding Common Shares (such person or group being hereinafter referred to as an "Acquiring Person"); or (ii) ten (10) days (or such later date as the Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group's becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date").

The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with, and only with, the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights) new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate.

As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the

Distribution Date (and to each initial record holder of certain Common Shares issued after the Distribution Date), and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on July 18, 2011 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

In addition, the Board of Directors of the Company may, at its option (provided that there are then Independent Directors in office and a majority of the Independent Directors concur), at any time and from time to time on or after triggering event, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the Agreement, for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date of this Agreement (such exchange ratio being the "Exchange Ratio"). The Company shall promptly give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void). In any exchange pursuant to applicable provisions of the Agreement, the Company, at its option, may substitute for any share of common stock exchangeable for a Right (i) common stock equivalents, (ii) cash, (iii) debt securities of the Company, (iv) other assets, or (v) any combination of the foregoing, having an aggregate value that a majority of the Independent Directors and the Board of Directors of the Company shall have determined in good faith to be equal to the Current Market Price of one share of Common Stock (as determined pursuant to the terms of the Agreement).

In the event that any person becomes an Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate and in the best interests of the Company, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates (a "Permitted Offer")), each holder of a Right will thereafter have the right (the "Flip-In Right") to acquire a Common Share for a purchase price equal to fifteen percent (15%) of the then current market price, or at such greater price as the Rights Committee shall determine (not to exceed thirty-three percent (33 1/3%) of such current market price). Notwithstanding the foregoing, all Rights that are, or were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable.

In the event that, at any time following the Distribution Date, (i) the Company is acquired in a merger or other business combination transaction in which the holders of all of the outstanding Common Shares immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation's voting power, or (ii) more than fifty percent (50%) of the Company's assets or earning power is sold or transferred, then each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right (the "Flip-Over Right") to receive, upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder's having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable; if a transaction results in a holders having a Flip-Over Right subsequent to a transaction resulting in a holders having a Flip-In Right, a holder will have Flip-Over Rights only to the extent such holders Flip-In Rights have not been exercised.

The Purchase Price payable, and the number of Common Shares or other securities or property issuable, upon exercise of Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of Common Shares, (ii) upon the grant to holders of Common Shares of certain rights or warrants to subscribe for or purchase Common Shares at a price, or securities convertible into Common Shares with a conversion price, less than the then current market price of Common Shares, or (iii) upon the distribution to holders of Common Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Common Shares) or of subscription rights or warrants (other than those referred to above). However, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least one percent (1%). No fractional Common Shares will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of Common Shares on the last trading day prior to the date of exercise.

At any time prior to the time a person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment by the Rights Committee at a price between $.001 and $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time on such basis and with such conditions as the Board of Directors in its sole discretion may establish.

Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

All of the provisions of the Rights Agreement may be amended prior to the Distribution Date by the Board of Directors of the Company for any reason it deems appropriate. Prior to the Distribution Date, the Board is also authorized, as it deems appropriate, to lower the thresholds for distribution and Flip-In Rights to not less than the greater of (i) any percentage greater than the largest percentage then held by any shareholder, or (ii) 10%. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to shareholders of the Company, shareholders may, depending upon the circumstances, recognize taxable income should the Rights become exercisable or upon the occurrence of certain events thereafter.

THE COMPANY'S PREFERRED STOCK

The charter of the Company authorizes the issuance by the Company of up to 20,000,000 shares of its preferred stock. The preferred stock may be issued by vote of the board of directors without Shareholder approval, subject in all respects to approval by the Commissioner under the provisions of T.C.A. Section 45-2-207. The preferred stock may be issued in one or more classes and series, with such designations, full or limited voting rights (or without voting rights), redemption, conversion, or sinking fund provisions, dividend rates or provisions, liquidation rights, and other preferences and limitations as the board of directors may determine in the exercise of its business judgment. The preferred stock may be issued by the board of directors for a variety of reasons. The Company has no present plans to issue any of its preferred stock.

The preferred stock could be issued in public or private transactions in one or more (isolated or series of) issues. The shares of any issue of preferred stock could be issued with rights, including voting, dividend, and liquidation features, superior to those of any issue or class of Company's common stock, including the share of the Company's common stock. The issuance of shares of the preferred stock could serve to dilute the voting rights or ownership percentage of holders of the common shares. The issuance of shares of the preferred stock might also serve to deter or block any attempt to obtain control of the Company, or to facilitate any such attempt, thus having, potentially, either an "anti-takeover" or a contrary effect.

GENERAL TERMS AND PROVISIONS APPLICABLE TO THE COMPANY'S COMMON STOCK

Liquidation. In the event of liquidation, dissolution or winding up of the Company, shareholders are entitled to share ratably in all assets remaining after payment of liabilities.

Liability for Further Assessments. The Company's shareholders are not subject to further assessments by the Company on their shares.

Sinking Fund Provision. The Company's shares do not require a "sinking fund" which is a separate capital reserve maintained to pay shareholders with preferential rights for their investment in the event of liquidation or redemption.

Redemption Provision. The Company's shareholders do not have a right of redemption, which is the right to sell their shares back to the Company.

(b)   HOLDERS

The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's common stock at March 1, 2002 was approximately 800.

(c)   DIVIDENDS

The Company did not declare cash or stock dividends in 2001, nor did the Bank do so in the period 1999 - 2001. Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company may pay dividends from time to time in accordance with Tennessee law.

However, no dividend or other distribution can be made if the Company is insolvent or would be rendered insolvent by such action. Under the Tennessee Business Corporation Act, the holding company may not pay a dividend if afterwards:

-     The Company would be unable to pay its debts as they become due, or

- The Company's total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders.

Any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted. Cash available for dividend distribution to Shareholders must initially come from dividends which the Bank pays the Company. As a result, the legal restrictions on the Bank's dividend payments also affect the ability of the holding company to pay dividends. See "Payment of Dividends."

Please refer also to the discussion of dividends and related matters (such as "Capital Adequacy") set forth in Item 1 of this Annual Report on Form 10-K.

The payment of dividends by any bank Company is, of course, dependent upon its consolidated earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of "Payment of Dividends" set forth in Item 1 of this Annual Report on Form 10-K, to Item 7 of this Annual Report on Form 10-K ("Management's Discussion and Analysis of Financial Condition and Results of Operation"), to Item 5 ("Market for Common Equity and Related Stockholder Matters"), and to Item 8 (the Consolidated Financial Statements).

(d)   RECENT SALES OF UNREGISTERED SECURITIES

The Company's predecessor sold unregistered securities as set forth in this paragraph. In July of 2001, retired Bank Director Frances C. Jackson exercised 5,000 options and acquired 5,000 shares of the Company's common stock at an exercise price of $10.00 per share. In 2001, the Company granted options to purchase 7,000 shares of its common stock under the Company's stock option plan at an exercise price of $14.00 per share. Please refer to Note 15 of the Consolidated Financial Statements for additional information on the Company's stock option plan and with respect to basic and diluted earnings per share. The Company believes that one or more exemptions from registration of these shares was available to the Company in that the issuance thereof did not constitute a general distribution of securities within the meaning of the Securities Act of 1933, as amended, that would have required a registration of the Company's securities under such law.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected financial data required by this part of this Annual Report on Form 10-K are incorporated into this Report by reference to page 3 of the Company's 2001 Annual Report to Stockholders. Only the information set forth in the said 2001 Annual Report to Stockholders on page 3 under the caption "Capital

Bancorp, Inc. Selected Financial Data (Unaudited)" is incorporated in response to this Part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. No portion of the 2001 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference. The selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" that is set forth as a part of
Item 7 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The "Management's Discussion and Analysis of Financial Condition and Results of Operation" called for by this part is expressly incorporated herein by reference to the section of the Company's 2001 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" commencing on page 4 thereof. Only those portions of the said 2001 Annual Report to Stockholders expressly specified as being incorporated by reference are so incorporated as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Consolidated Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the Consolidated Financial Statements, the Statistical Data,
Item 6, Item 7, and Item 8 for the information called for by this Item of the Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company (commencing at page 12 of the Company's 2001 Annual Report to Stockholders) are included in this Report:

      -     Independent Auditors' Report;

      -     Consolidated Balance Sheets - December 31, 2001 and 2000;

      -     Consolidated Statements of Earnings - Three years ended December 31,
            2001;

      - Consolidated Statements of Comprehensive Earnings - Three years ended December 31, 2001;

      - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 2001;

      - Consolidated Statements of Cash Flows - Three years ended December 31, 2001; and all

      -     Notes to Consolidated Financial Statements.

The Consolidated Financial Statements called for by this Item are incorporated by reference to the Consolidated Financial Statements section of the Company's 2001 Annual Report to Stockholders, pages 12 through 47. No portion of the 2001 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.   DIRECTORS AND, EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference to the Registrant's 2002 proxy materials filed on March 12, 2002, under Regulation 14A ("2002 Proxy Statement"). However, the information set forth in the 2002 Proxy Statement under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" (i) shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended ("Securities Act"), shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 11.   EXECUTIVE COMPENSATION.

This information is incorporated by reference to the Registrant's 2002 Proxy Statement. However, the information set forth in the 2002 Proxy Statement under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" (i) shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information is incorporated by reference to the Registrant's 2002 Proxy Statement. However, the information set forth in the 2002 Proxy Statement under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" (i) shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to the Registrant's 2002 Proxy Statement. However, the information set forth in the 2002 Proxy Statement under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" (i) shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

Please refer to Item 8 of this Annual Report on Form 10-K, and to Notes 10 and 15 of the Consolidated Financial Statements for additional information on related party transactions (that is, transactions involving the Company's directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following consolidated annual audited financial statements of the Company are included in this Annual Report on Form 10-K:

-     Independent Auditors' Report;

-     Consolidated Balance Sheets - December 31, 2001 and 2000;

-     Consolidated Statements of Earnings - Three years ended December 31, 2001;

- Consolidated Statements of Comprehensive Earnings - Three years ended December 31, 2001;

- Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 2001;

- Consolidated Statements of Cash Flows - Three years ended December 31, 2001; and all

-     Notes to Consolidated Financial Statements.

(b)   Listing of Exhibits:

      2.1     Agreement and Plan of Share Exchange dated March 5, 2001.

      3(i)    Charter.

      3(ii)   Bylaws.

      4.1     Charter.

      4.2     Bylaws.

      4.3     2001 Capital Bancorp, Inc. Stock Option Plan.

      4.4 Capital Bancorp, Inc. Shareholders Rights Agreement dated as of July 18, 2001.

      10.1 Employment Agreement between Capital Bancorp, Inc. and R. Rick Hart dated December 13, 2000.

      10.2 Employment Agreement between Capital Bancorp, Inc. and John W. Gregory, Jr., dated December 13, 2000.

      10.3 Employment Agreement between Capital Bancorp, Inc. and H. Edward Jackson, III, dated December 13, 2000.

      11 Statement re: computation of per share earnings (incorporated by reference to Note 16 of the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

      12      Statement re Computation of Ratios.

      13 Excerpts from the Capital Bancorp, Inc. 2001 Annual Report to Stockholders.

      21 Subsidiaries of the Registrant for the year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL BANCORP, INC.
                                              (REGISTRANT)

                                       By:   /s/ R. Rick Hart
                                            -----------------------------------
                                            R. Rick Hart
                                            Chairman, President and
                                              Chief Executive Officer
                                            March 18, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                                 TITLE                     DATE


By: /s/ Albert J. Dale, III                        Director              March 20, 2002
   -----------------------------------
        Albert J. Dale, III



By: /s/ R. Rick Hart                        Chairman, President &        March 18, 2002
   -----------------------------------     Chief Executive Officer
        R. Rick Hart



By: /s/ Michael D. Shmerling                       Director              March 21, 2002
   -----------------------------------
        Michael D. Shmerling

By: /s/ Sally P. Kimble                     Senior Vice President,       March 18, 2002
   -----------------------------------    Chief Financial and Chief
        Sally P. Kimble                       Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT                      DESCRIPTION OF EXHIBIT                            LOCATION*
NUMBER
  2.1      Agreement and Plan of Share Exchange dated March 5, 2001.              62

  3(i)     Charter.                                                               79

 3(ii)     Bylaws.                                                                94

  4.1      Charter.                                                                 (1)

  4.2      Bylaws.                                                                  (2)

  4.3      2001 Capital Bancorp, Inc. Stock Option Plan.                         123

  4.4      Capital Bancorp, Inc. Shareholders Rights Agreement dated as of       141
           July 18, 2001.

  10.1     Employment Agreement between Capital Bancorp, Inc. and R.             190
           Rick Hart dated December 13, 2000.

  10.2     Employment Agreement between Capital Bancorp, Inc. and John           207
           W. Gregory, Jr., dated December 13, 2000.

  10.3     Employment Agreement between Capital Bancorp, Inc. and H.             224
           Edward Jackson, III, dated December 13, 2000.

   11      Statement re: computation of per share earnings.                         (3)

   12      Statement re computation of ratios.                                      (4)

   13      Excerpts from the 2001 Annual Report to Stockholders.                 241(5)

   21      Subsidiaries of the Registrant for the year ended December 31,        289
           2001.

*Sequential
Page Number

    (1)   Incorporated by reference to Exhibit 3(i).
    (2)   Incorporated by reference to Exhibit 3(ii).
    (3) Incorporated by reference to Note 16 of the Consolidated Financial Statements for the annual periods and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001.
    (4) Incorporated by reference to the Note 16 of the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.
    (5) Portions of the Annual Report to Security Holders are incorporated herein by reference pursuant to the instructions to Form 10-K. These portions are "Selected Financial Data," the Management's Discussion and Analysis of Financial Condition and Results of Operation," and the Company's Consolidated Financial Statements for the year ended December 31, 2001.