Form 10-Q
period 2002-03-31
CAPITAL BANCORP INC
filed 2002-05-13
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD

FROM TO

Commission File Number 333-56682

CAPITAL BANCORP, INC.

(Exact Name of Registrant As Specified in its Charter)

Tennessee	62-1848668

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1820 West End Avenue, Nashville, TN 37203

(Address of Principal Executive Offices and Zip Code)

(615) 327-9000

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 1,565,271 shares at May 3, 2002

CAPITAL BANCORP, INC.

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets — March 31, 2002 and December 31, 2001.

Consolidated Statements of Earnings — For the three months ended March 31, 2002 and 2001.

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2002 and 2001.

Consolidated Statements of Cash Flows — For the three months ended March 31, 2002 and 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of matters to a vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

(Unaudited)

	(In Thousands)

	March 31,	December 31,
	2002	2001

ASSETS

Loans, net of allowance for possible loan losses of $2,130,000 and $2,122,000, respectively	$146,844	138,952

Securities available-for-sale, at market (amortized cost $21,158,000 and $22,222,000, respectively)	21,021	22,251

Loans held for sale	507	3,514

Interest-bearing deposits in financial institutions	465	251

Federal funds sold	10,210	2,450

Other earning assets	1,106	1,096

Total earning assets	180,153	168,514

Cash and due from banks	4,139	4,040

Premises and equipment, net of accumulated depreciation	5,325	5,428

Accrued interest receivable	986	868

Deferred income taxes	823	724

Other real estate	60	244

Other assets	1,360	1,594

Total assets	$192,846	181,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$156,094	150,093

Securities sold under repurchase agreements	3,116	2,854

Accrued interest and other liabilities	932	944

Advances from Federal Home Loan Bank	16,000	11,000

Total liabilities	176,142	164,891

Stockholders’ equity:

Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—

Common stock, par value $4 per share, authorized 20,000,000 shares, 1,565,271 shares issued and outstanding	6,261	6,261

Additional paid-in capital	5,909	5,909

Retained earnings	4,620	4,333

Net unrealized gains (losses) on available-for-sale securities, net of income tax benefit of $51,000 and income tax expense of $11,000, respectively	(86)	18

Total stockholders’ equity	16,704	16,521

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$192,846	181,412

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001

	(Dollars in Thousands,
	Except Per Share Amount)
Interest income:

Interest and fees on loans	$2,776	2,840

Interest and dividends on securities:

Taxable securities	272	350

Exempt from Federal income taxes	13	13

Interest on loans held for sale	23	28

Interest on Federal funds sold	13	146

Interest on interest-bearing deposits in financial institutions	5	1

Total interest income	3,102	3,378

Interest expense:

Interest on savings accounts	3	3

Interest on negotiable order of withdrawal accounts	13	71

Interest on money market accounts	289	760

Interest on certificates of deposits over $100,000	348	418

Interest on certificates of deposits — other	358	463

Interest on securities sold under repurchase agreements	12	20

Interest on advances from Federal Home Loan Bank	153	68

Total interest expense	1,176	1,803

Net interest income before provision for possible loan losses	1,926	1,575

Provision for possible loan losses	217	180

Net interest income after provision for possible loan losses	1,709	1,395

Non-interest income:

Service charges on deposit accounts	214	129

Other fees and commissions	34	30

Gain on sales of loans	84	87

Total non-interest income	332	246

Non-interest expense:

Employee salaries and benefits	887	816

Occupancy expenses	186	186

Furniture and equipment expenses	89	80

Data processing expense	43	46

FDIC insurance and state banking fees	17	15

Other operating expenses	338	272

Loss on sale of other real estate	19	—

Total non-interest expense	1,579	1,415

Earnings before income taxes	462	226

Income taxes	175	83

Net earnings	$287	143

Weighted average number of shares outstanding	1,565,271	1,560,271

Basic earnings per common share	$.18	.09

Diluted earnings per common share	$.18	.09

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2002 and 2001

(Unaudited)

	(In Thousands)

	2002	2001

Net earnings	$287	143

Other comprehensive earnings (losses), net of tax:

Unrealized gains (losses) on available-for-sale securities arising during period, net of tax benefit of $64,000 and tax expense of $140,000, respectively	(104)	228

Other comprehensive earnings (losses)	(104)	228

Comprehensive earnings	$183	371

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)

	2002	2001

Cash flows from operating activities:

Interest received	$2,995	3,447

Fees received	248	151

Interest paid	(1,176)	(1,927)

Cash paid to suppliers and employees	(1,307)	(1,362)

Proceeds from loan sales	7,762	5,525

Originations of loans held for sale	(4,671)	(7,434)

Income taxes paid	(136)	(48)

Net cash provided by (used in) operating activities	3,715	(1,648)

Cash flows from investing activities:

Purchase of available-for-sale securities	(253)	(497)

Proceeds from sales of other real estate	717	—

Proceeds from maturities of available-for-sale securities	1,296	10,842

Loans made to customers, net of repayments	(8,661)	(6,894)

Purchase of premises and equipment	(4)	(361)

Increase in interest-bearing deposits in financial institutions	(214)	(420)

Expenditures on other real estate	—	(2)

Net cash provided by (used in) investing activities	(7,119)	2,668

Cash flows from financing activities:

Net decrease in non-interest bearing, savings and NOW deposit accounts	(3,339)	(5,830)

Net increase in time deposits	9,340	3,172

Proceeds from sale of securities under agreements to repurchase	262	601

Net increase in advances from Federal Home Loan Bank	5,000	—

Net cash provided by (used in) financing activities	11,263	(2,057)

Net increase (decrease) in cash and cash equivalents	7,859	(1,037)

Cash and cash equivalents at beginning of period	6,490	16,715

Cash and cash equivalents at end of period	$14,349	15,678

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)

	2002	2001

Reconciliation of net earnings to net cash provided by (used in) operating activities:

Net earnings	$287	143

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation, amortization and accretion	128	63

Provision for possible loan losses	217	180

FHLB dividend reinvestment	(10)	(15)

Decrease in refundable income taxes	—	41

Loss on sale of other real estate	19	—

Decrease (increase) in accrued interest receivable	(118)	121

Decrease (increase) in loans held for sale	3,007	(1,996)

Increase in deferred tax asset	(37)	(6)

Decrease in interest payable	—	(124)

Decrease in other assets	234	204

Decrease in other liabilities	(88)	(259)

Increase in accrued income taxes	76	—

Total adjustments	3,428	(1,791)

Net cash provided by (used in) operating activities	$3,715	(1,648)

Supplemental Schedule of Non-Cash Activities:

Unrealized gains (losses) on available-for-sale securities, net of tax benefit of $64,000 and tax expense of $140,000, respectively	$(104)	228

Non-cash transfers from loans to other real estate	$552	—

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, comprehensive earnings for the three months ended March 31, 2002 and 2001 and changes in cash flows for the three months ended March 31, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2001 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

Forward-Looking Statements

         Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Interest Rate Sensitivity Management, Continued

         The Company maintains a formal asset and liability management process designed to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

         Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income cannot be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

         Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank’s required reserves, are also a major source of liquidity.

         The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1.0 million are presently scheduled to mature or reprice within the next twelve months.

         A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2002, loans of approximately $76.1 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on using adjustable interest rates on commercial loans.

         As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $31.9 million will mature during the next twelve months. The Company’s deposit base increased approximately $6.0 million during the quarter ended March 31, 2002. The increase in deposits consists of a $3.3 million decrease in transactional accounts and a $9.3 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $16.0 million at March 31, 2002 from $11.0 million at December 31, 2001.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

         It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branched into Sumner County and Eastern Davidson County and expects these locations to have a favorable impact on the deposit base. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

Capital Resources

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 8.7% at March 31, 2002 and 9.1% at December 31, 2001. Total assets increased 6.3% during the three months ended March 31, 2002. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2002 was 6.9% compared to 3.7% for the comparable period in 2001. The Company’s capital at March 31, 2002 of $16,704,000 results from beginning capital of $16,521,000 plus net earnings of $287,000, less increase in unrealized losses on available-for-sale securities of $104,000. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

         Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2002 the Company and its subsidiary have a Tier 1 risk-based ratio of 11.1%, a total capital to risk-based ratio of 12.3% and a Tier 1 leverage ratio of 9.2%. These ratios fell within the category of “well capitalized” under the regulations.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

         The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at March 31, 2002.

         In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 500,000 shares of the Company’s stock. The Company agreed with the Bank that it would exchange its options to the holders of stock options under the Bank’s stock option plan on an option-for-option basis. Thus options that were outstanding under the Bank’s stock option plan have been exchanged for options under the Company’s stock option plan. It is intended that the holders of the Bank’s options will be able to exercise their options on exactly the terms and conditions that they could have exercised Bank stock options. Thus substantially identical vesting, exercise price, and all other material terms of exercise have been grafted on the stock options exchanged by Bank stock option holders. (Thus, for example, Bank stock options that were fully vested at the time that the Company acquired the Bank became fully vested at the time of their exchange for Company stock options.) During the quarter ended March 31, 2002, the Board of Directors of the Company and the optionees agreed to a restructuring of the Company’s outstanding options. The changes made are summarized as follows:

	Prior to Restructuring			After Restructuring

	Number			Number
	of Options	Exercise	Expiration	of Options	Exercise	Expiration
	Outstanding	Price	Date	Outstanding	Price	Date

Organizers and Directors	50,000	$10.00	2005	130,000	$10.00	2012

Senior Management	95,000	10.00	2005	95,000	12.75	2012

	4,000	18.00	2010	4,000	12.75	2012

	1,500	14.00	2011	1,500	12.75	2012

Employees	13,000	19.00	2009	13,000	12.75	2012

	5,500	14.00	2009	5,500	12.75	2012

	4,000	19.00	2009	4,000	19.00	2009

	173,000			253,000

In addition, 7,000 options were issued to employees at an exercise price of $12.75 during the first quarter of 2002. The Company at March 31, 2002, has granted the right to purchase 130,000 shares of stock to its officers and employees at an exercise price of $12.75 and 130,000 shares of stock to the Bank’s Directors and Organizers at an exercise price of $10.00 per share. At March 31, 2002, 229,700 shares were exercisable. The shares granted to directors, organizers, officers and employees are exercisable over a period of 10 years. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the Bank’s annual consolidated financial statements.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

         Net earnings were $287,000 for the three months ended March 31, 2002 as compared to $143,000 for the same period in 2001.

         As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during period of volatility in interest.

         The Company’s interest income, excluding tax equivalent adjustments, decreased by $276,000 or 8.2% during the three months ended March 31, 2002 as compared to the same period in 2001. The decrease was primarily attributable to a decline in prevailing interest rates. The ratio of average earning assets to total average assets was 94.1% for the quarter ended March 31, 2002 and 94.4% for the quarter ended March 31, 2001.

         Interest expense decreased by $627,000 for the three months ended March 31, 2002 or 34.8% to $1,176,000 compared to $1,803,000 for the same period in 2001. Such decreases in interest expense can be attributable primarily to a decline in prevailing interest rates.

         The foregoing resulted in net interest income of $1,926,000 for the three months ended March 31, 2002 an increase of $351,000, or 22.3%, compared to the same period in 2001.

         The following schedule details the loans of the Company at March 31, 2002 and December 31, 2001:

	(In Thousands)

	March 31,	December 31,
	2002	2001

Commercial, financial & agricultural	$77,656	68,510

Real estate – construction	14,363	13,152

Real estate – mortgage	51,372	36,665

Consumer	5,583	5,117

	$148,974	123,444

         The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         A loan is deemed to be impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

         The Company’s first mortgage single family residential, consumer and credit card loans which total approximately $44,751,000, $5,479,000 and $104,000, respectively at March 31, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

         The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower’s ability to pay.

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2002, the Company had nonaccrual loans totaling $852,000 as compared to $1,268,000 at December 31, 2001.

         Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

         Impaired loans and related allowance for loan loss amounts at March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002		December 31, 2001

		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$747	245	1,222	425

Impaired loans with no allowance for loan loss	—	—	—	—

	$747	245	1,222	425

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the three months ended March 31, 2002 and 2001 was $747,000 and $773,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $20,000 and $18,000 for 2002 and 2001, respectively.

         The following schedule details selected information as to non-performing loans of the Company at March 31, 2002:

	March 31, 2002		December 31, 2001

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)

Real estate loans	$169	228	171	227

Installment loans	34	55	14	48

Commercial	5	569	317	993

	$208	852	502	1,268

Renegotiated loans	$—	—	—	—

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,

	2002	2001

	(In Thousands)

Balance, January 1, 2002 and 2001, respectively	$2,122	1,886

Add (deduct):

Losses charged to allowance	(217)	(54)

Recoveries credited to allowance	8	15

Provision for loan losses	217	180

Balance, March 31, 2002 and 2001, respectively	$2,130	2,027

         The provision for loan losses was $217,000 and $180,000 for the first three months of 2002 and 2001, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor potential problem loans on a timely basis.

         The Company maintains an allowance for loan losses which management believes is adequate to absorb loses inherent in the loan portfolio. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to and subject to approval by the Board of Directors.

         The following table presents total internally graded loans as of March 31, 2002 and December 31, 2001:

	March 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,031	—	598	433

Real estate mortgage	1,069	—	1,069	—

Real estate construction	—	—	—	—

Consumer	178	—	178	—

	$2,278	—	1,845	433

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

	December 31, 2001

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,513	—	1,253	260

Real estate mortgage	1,567	—	1,567	—

Real estate construction	—	—	—	—

Consumer	535	—	534	1

	$3,615	—	3,354	261

         The collateral values, based on estimates received by management, securing these loans total approximately $1,950,000 ($1,757,000 related to real property and $193,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

         Included in the internally graded commercial loans is a loan to one customer in the amount of $200,000 and $395,000 at March 31, 2002 and December 31, 2001, respectively. The loan was to a customer made for the purpose of financing vehicles. In February, 2002, $195,000 of the loan was charged off. The customer has declared bankruptcy and the Company has classified the remaining outstanding balance of $200,000 as doubtful.

         Residential real estate loans that are graded substandard totaling $1,069,000 and $1,567,000 at March 31, 2002 and December 31, 2001 consist of fifteen and seven individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,384	52.1%	$1,380	56.9%

Real estate construction	288	9.6	286	6.6

Real estate mortgage	288	34.5	286	32.7

Consumer	170	3.8	170	3.8

	$2,130	100.0%	$2,122	100.0%

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

         Non-interest income increased $86,000 or 35.0% to $332,000 during the three months ended March 31, 2002 compared to $246,000 for the same period in 2001. The increase in 2002 was due primarily to an increase in service charges on deposit accounts during the first quarter of 2002 compared to 2001.

         Non-interest expense increased $164,000 or 11.6% to $1,579,000 during the first three months of 2002 compared to $1,415,000 during the same period in 2001. The increase in 2002 was due primarily to increases in salaries and employee benefits and other operating expenses. These increases relate principally to costs associated with opening new branches.

         Income taxes were $175,000 for the first quarter of 2002 as compared to income taxes of $83,000 for the first quarter of 2001.

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with basic earnings per share plus the effect of common shares contingently issuable from stock options.

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2002 and 2001:

(In Thousands, except share amounts)	2002	2001

Basic EPS Computation:

Numerator — income available to common shareholders	$287	143

Denominator — weighted average number of common shares outstanding	1,565,271	1,560,271

Basic earnings per common share	$.18	.09

Diluted EPS Computation:

Numerator – income available to common shareholders	$287	143

Denominator:

Weighted average number of common shares outstanding	1,565,271	1,560,271

Dilutive effect of stock options	19,755	62,828

	1,585,026	1,623,099

Diluted earnings per common share	$.18	.09

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Impact of Inflation

         The primary impact which inflation has on the results of the Company’s operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings in recent years. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 3: Quantitative and Qualitative Disclosures About Market Risk

         The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity such as Federal funds sold or purchased and loans, securities and deposits. Based upon the nature of the Company’s current operations, the Company is not presently subject to foreign currency exchange or commodity price risk.

         Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets periodically to analyze the rate sensitivity position. Such meetings are intended to focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

         There are no known material changes in reported market risks during the three months ended March 31, 2002 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

(d)	Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this Report.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	None.

(b)	The Company filed a Report on Form 8-K on February 11, 2002 reporting the Company’s press release to the public regarding earnings.

CAPITAL BANCORP, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

(Registrant)

DATE:	May 3, 2002	/s/ Rick Hart R. Rick Hart, President and Chief Executive Officer

DATE:	May 3, 2002	/s/ Sally P. Kimble Sally P. Kimble, Sr. Vice President and Chief Financial Officer