Form 10-Q
period 2002-06-30
CAPITAL BANCORP INC
filed 2002-08-14
CIK 1136303

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                       FROM               TO

                        Commission File Number 333-56682

                              CAPITAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in Its Charter)

           Tennessee                                      62-1848668
-------------------------------              ---------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

                    1820 West End Avenue, Nashville, TN 37203
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (615) 327-9000
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock outstanding: 1,565,271 shares at August 13, 2002

                              CAPITAL BANCORP, INC.

PART 1:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

                  Consolidated Balance Sheets - June 30, 2002 and December 31, 2001.

                  Consolidated Statements of Earnings - For the three months and six months ended June 30, 2002 and 2001.

                  Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 2002 and 2001.

                  Consolidated Statements of Cash Flows - For the six months ended June 30, 2002 and 2001.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk*

                  *Certain of the disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                              CAPITAL BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)

                                                                                           (In Thousands)
                                                                                    ------------------------------
                                                                                    June 30,          December 31,
                                                                                      2002                2001
                                                                                    --------          ------------
                                  ASSETS

Loans, net of allowance for possible loan losses of $2,199,000
   and $2,122,000, respectively                                                     $158,851            138,952
Securities available-for-sale, at market (amortized
   cost $28,865,000 and $22,222,000, respectively)                                    29,232             22,251
Loans held for sale                                                                    1,869              3,514
Interest-bearing deposits in financial institutions                                      447                251
Federal funds sold                                                                     5,600              2,450
Other earning assets                                                                   1,116              1,096
                                                                                    --------            -------
                  Total earning assets                                               197,115            168,514
                                                                                    --------            -------

Cash and due from banks                                                                4,074              4,040
Premises and equipment, net of accumulated depreciation                                5,246              5,428
Accrued interest receivable                                                            1,025                868
Deferred income taxes                                                                    632                724
Other real estate                                                                         60                244
Other assets                                                                           1,497              1,594
                                                                                    --------            -------

                  Total assets                                                      $209,649            181,412
                                                                                    ========            =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                            $172,557            150,093
Securities sold under repurchase agreements                                            2,915              2,854
Accrued interest and other liabilities                                                   849                944
Advances from Federal Home Loan Bank                                                  15,934             11,000
                                                                                    --------            -------
                  Total liabilities                                                  192,255            164,891
                                                                                    --------            -------

Stockholders' equity:
   Preferred stock, no par value, authorized 20,000,000 shares,
     no shares issued                                                                     --                 --
   Common stock, par value $4 per share, authorized 20,000,000
     shares, 1,565,271 shares issued and outstanding                                   6,261              6,261
   Additional paid-in capital                                                          5,909              5,909
   Retained earnings                                                                   4,997              4,333
   Net unrealized gains on available-for-sale securities,
     net of income tax expense of $140,000 and $11,000, respectively                     227                 18
                                                                                    --------            -------
                  Total stockholders' equity                                          17,394             16,521
                                                                                    --------            -------

COMMITMENTS AND CONTINGENCIES

                  Total liabilities and stockholders' equity                        $209,649            181,412
                                                                                    ========            =======

See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                          Three Months Ended                  Six Months Ended
                                                                                June 30,                           June 30,
                                                                      ---------------------------        ---------------------------
                                                                         2002             2001              2002              2001
                                                                      ----------        ---------        ----------        ---------
                                                                         (Dollars In Thousands              (Dollars in Thousands
                                                                       Except Per Share Amounts)          Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                         $    2,982            2,929        $    5,758            5,769
   Interest and dividends on securities:
     Taxable securities                                                      266              243               538              593
     Exempt from Federal income taxes                                         15               13                28               26
   Interest on loans held for sale                                            14               41                37               69
   Interest on Federal funds sold                                             36              135                49              281
   Interest on interest-bearing deposits in financial
     institutions                                                              5               --                10                1
                                                                      ----------        ---------        ----------        ---------
              Total interest income                                        3,318            3,361             6,420            6,739
                                                                      ----------        ---------        ----------        ---------

Interest expense:
   Interest on savings accounts                                                2                4                 5                7
   Interest on negotiable order of withdrawal accounts                        13               33                26              104
   Interest on money market accounts                                         277              665               566            1,425
   Interest on certificates of deposits over $100,000                        473              435               821              853
   Interest on certificates of deposits - other                              271              446               629              909
   Interest on securities sold under repurchase agreements                    13               23                25               43
   Interest on advances from Federal Home Loan Bank                          199               97               352              165
                                                                      ----------        ---------        ----------        ---------
              Total interest expense                                       1,248            1,703             2,424            3,506
                                                                      ----------        ---------        ----------        ---------

Net interest income before provision for possible loan
   losses                                                                  2,070            1,658             3,996            3,233
Provision for possible loan losses                                           230              136               447              316
                                                                      ----------        ---------        ----------        ---------
Net interest income after provision for possible loan
   losses                                                                  1,840            1,522             3,549            2,917
                                                                      ----------        ---------        ----------        ---------

Non-interest income:
   Service charges on deposit accounts                                       248              138               462              267
   Other fees and commissions                                                 45               14                79               44
   Gain on sale of loans                                                     108              169               192              256
   Gain on sale of securities                                                  1               --                 1
                                                                      ----------        ---------        ----------        ---------
              Total non-interest income                                      402              321               734              567
                                                                      ----------        ---------        ----------        ---------

Non-interest expenses:
   Employee salaries and benefits                                            897              855             1,784            1,671
   Occupancy expenses                                                        186              169               372              355
   Furniture and equipment expenses                                           89               80               178              160
   Data processing expense                                                    58               51               101               97
   FDIC insurance and state banking fees                                      18               15                35               30
   Other operating expenses                                                  386              267               724              539
   Loss on sale of other real estate                                          --               44                19               44
                                                                      ----------        ---------        ----------        ---------
              Total non-interest expense                                   1,634            1,481             3,213            2,896
                                                                      ----------        ---------        ----------        ---------

              Earnings before income taxes                                   608              362             1,070              588

Income taxes                                                                 231              134               406              217
                                                                      ----------        ---------        ----------        ---------

              Net earnings                                            $      377              228        $      664              371
                                                                      ==========        =========        ==========        =========

Weighted average number of shares outstanding                          1,565,271        1,560,271         1,565,271        1,560,271
                                                                      ==========        =========        ==========        =========

Basic earnings per common share                                       $      .24              .15        $      .42              .24
                                                                      ==========        =========        ==========        =========

Diluted earnings per common share                                     $      .24              .14        $      .42              .23
                                                                      ==========        =========        ==========        =========

See accompanying notes to consolidated financial statements (unaudited).

                             CAPITAL BANCORP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                  June 30,
                                                                       -----------------        -----------------
                                                                       2002         2001        2002         2001
                                                                       -----        ----        -----        ----
                                                                         (In Thousands)          (In Thousands)
Net earnings                                                           $ 377         228        $ 664         371
                                                                       -----         ---        -----         ---

Other comprehensive earnings net of tax:
   Unrealized gains on available-for-sale securities
     arising during period, net of tax expense of $192,000,
     $6,000, $128,000 and $146,000, respectively                         314          10          210         238
   Less:  reclassification adjustment for gains included
     in net earnings                                                      (1)         --           (1)         --
                                                                       -----         ---        -----         ---
           Other comprehensive earnings                                  313          10          209         238
                                                                       -----         ---        -----         ---

           Comprehensive earnings                                      $ 690         238        $ 873         609
                                                                       =====         ===        =====         ===

See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                        (In Thousands)
                                                                                  -----------------------------
                                                                                    2002                 2001
                                                                                  --------             -------
Cash flows from operating activities:
   Interest received                                                              $  6,285               6,842
   Fees received                                                                       541                 311
   Interest paid                                                                    (2,418)             (3,572)
   Cash paid to suppliers and employees                                             (2,812)             (2,614)
   Proceeds from loan sales                                                         14,827              17,625
   Originations of loans held for sale                                             (12,990)            (19,068)
   Income taxes paid                                                                  (613)               (211)
                                                                                  --------             -------
              Net cash provided by (used in) operating activities                    2,820                (687)
                                                                                  --------             -------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                       (10,204)             (9,804)
   Proceeds from sale of other real estate                                             717                 453
   Proceeds from maturities of available-for-sale securities                         3,520              16,610
   Loans made to customers, net of repayments                                      (20,898)            (17,486)
   Purchase of premises and equipment                                                  (34)               (736)
   Increase in interest-bearing deposits in financial institutions                    (196)               (421)
   Expenditures on other real estate                                                    --                  (4)
                                                                                  --------             -------
              Net cash used in investing activities                                (27,095)            (11,388)
                                                                                  --------             -------

Cash flows from financing activities:
   Net decrease in non-interest bearing, savings and NOW deposit
     accounts                                                                       (1,162)               (612)
   Net increase in time deposits                                                    23,626               4,096
   Proceeds from securities sold under agreements to repurchase                         61               1,251
   Net increase in advances from Federal Home Loan Bank                              4,934               6,000
                                                                                  --------             -------
              Net cash provided by financing activities                             27,459              10,735
                                                                                  --------             -------

Net increase (decrease) in cash and cash equivalents                                 3,184              (1,340)

Cash and cash equivalents at beginning of period                                     6,490              16,715
                                                                                  --------             -------

Cash and cash equivalents at end of period                                        $  9,674              15,375
                                                                                  ========             =======

See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                        (In Thousands)
                                                                                  --------------------------
                                                                                   2002                2001
                                                                                  -------             ------
Reconciliation of net earnings to net cash provided by
  (used in) operating activities:
     Net earnings                                                                 $   664                371
     Adjustments to reconcile net earnings to net cash provided by
       (used in) operating activities:
         Depreciation, amortization and accretion                                     257                148
         Provision for possible loan losses                                           447                316
         FHLB dividend reinvestment                                                   (20)               (30)
         Gain on sale of securities                                                    (1)                --
         Decrease in refundable income taxes                                           --                 13
         Loss on sale of other real estate                                             19                 44
         Decrease (increase) in accrued interest receivable                          (157)               182
         Decrease (increase) in loans held for sale                                 1,645             (1,699)
         Increase in deferred tax asset                                               (36)                (7)
         Increase (decrease) in interest payable                                        6                (66)
         Decrease in other assets                                                      68                132
         Increase (decrease) in other liabilities                                      69                (91)
         Decrease in accrued income taxes                                            (171)                --
                                                                                  -------             ------
           Total adjustments                                                        2,126             (1,058)
                                                                                  -------             ------

           Net cash provided by (used in) operating activities                    $ 2,790               (687)
                                                                                  =======             ======

Supplemental Schedule of Non-Cash Activities:
   Unrealized gain on available-for-sale securities, net of tax
       expense of $128,000 and $146,000, respectively                             $   209                238
                                                                                  =======             ======

   Non-cash transfers from loans to other real estate                             $   552                 --
                                                                                  =======             ======

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of operations for the three months and six months ended June 30, 2002 and 2001, comprehensive earnings for the three months and six months ended June 30, 2002 and 2001 and changes in cash flows for the six months ended June 30, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's December 31, 2001 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

                             CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a more complete discussion of factors that affect liquidity, capital and the results of operations.

FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward-looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict in any reliable manner all of the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

         The Company maintains a formal asset and liability management process designed to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines. (Please refer to Item 3 for additional information.)

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

         The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.0 million (10.3% of the portfolio) are presently scheduled to mature or reprice within the next twelve months.

         A secondary source of liquidity is the Company's loan portfolio. At June 30, 2002 loans of approximately $84.5 million (52.5% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on using adjustable interest rates on commercial loans.

         As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $28.1 million (53.4% of this category of time deposits) will mature during the next twelve months. The Company's deposit base increased approximately $22.4 million during the six months ended June 30, 2002. The increase in deposits consists of a $1.2 million decrease in transactional accounts and a $23.6 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $15.9 million at June 30, 2002 from $11.0 million at December 31, 2001.

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

CAPITAL RESOURCES

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 8.3% at June 30, 2002 and 9.1% at December 31, 2001. Total assets increased 15.6% during the six months ended June 30, 2002. The annualized rate of return on stockholders' equity for the six months ended June 30, 2002 was 7.6% compared to 4.7% for the comparable period in 2001. The Company's capital at June 30, 2002 of $17,394,000 results from beginning capital of $16,521,000, plus net earnings of $664,000, plus an increase in unrealized gains on available-for-sale securities of $209,000. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

         Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Bank. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Bank must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered "adequately capitalized" under the "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At June 30, 2002 the Bank has a Tier 1 risk-based ratio of 10.5%, a total capital to risk-based ratio of 11.8% and a Tier 1 leverage ratio of 8.6%. These ratios fell within the category of "well capitalized" under the regulations.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

         The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at June 30, 2002.

         In March of 2001, the Company's stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 500,000 shares of the Company's stock. The Company agreed with the Bank that it would exchange its options to the holders of stock options under the Bank's stock option plan on an option-for-option basis. Thus options that were outstanding under the Bank's stock option plan have been exchanged for options under the Company's stock option plan. It is intended that the holders of the Bank's options will be able to exercise their options on exactly the terms and conditions that they could have exercised Bank stock options. Thus substantially identical vesting, exercise price, and all other material terms of exercise have been grafted on the stock options exchanged by Bank stock option holders. (Thus, for example, Bank stock options that were fully vested at the time that the Company acquired the Bank became fully vested at the time of their exchange for Company stock options.) During the six months ended June 30, 2002, the Board of Directors of the Company and the optionees agreed to a restructuring of the Company's outstanding options. The changes made are summarized as follows:

                                     Prior to Restructuring                     After Restructuring
                             ---------------------------------------- -----------------------------------------
                                Number                                    Number
                              of Options     Exercise    Expiration     of Options     Exercise    Expiration
                             Outstanding        Price       Date       Outstanding       Price        Date
                             -----------        -----       ----       -----------       -----        ----
Organizers and Directors         50,000     $  10.00         2005           97,500    $  10.00          2012
                                                                            32,500       10.00          2004

Senior Management                95,000        10.00         2005           95,000       12.75          2012
                                  4,000        18.00         2010            4,000       12.75          2012
                                  1,500        14.00         2011            1,500       12.75          2012

Employees                        13,000        19.00         2009           13,000       12.75          2012
                                  5,500        14.00         2009            5,500       12.75          2012
                                  4,000        19.00         2009            4,000       19.00          2009
                            -----------                               ------------
                                173,000                                    253,000
                            ===========                               ============

         In addition, 9,000 options were issued to employees at an exercise price of $12.75 during the first six months of 2002 and 4,000 options at an exercise price of $19.00 have expired due to termination of employment of one employee. The Company at June 30, 2002, has granted the right to purchase 128,000 shares of stock to its officers and employees at an exercise price of $12.75 and 130,000 shares of stock to the Bank's Directors and Organizers at an exercise price of $10.00 per share. At June 30, 2002, 228,600 shares were exercisable. The shares granted to directors, organizers, officers and employees are exercisable over a period of 10 years. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the Company's annual consolidated financial statements.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

         Net earnings were $664,000 for the six months ended June 30, 2002 as compared to $371,000 for the same period in 2001. Net earnings were $377,000 for the quarter ended June 30, 2002 as compared to $228,000 during the same quarter in 2001.

         As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during period of volatility in interest.

         The Company's interest income, excluding tax equivalent adjustments, decreased by $319,000 or 4.7% during the six months ended June 30, 2002 as compared to the same period in 2001. Interest income for the quarter ended June 30, 2002 decreased $43,000 or 1.3% over the quarter ended June 30, 2001 and increased $216,000 from the first quarter of 2002. The decreases from 2001 were primarily attributable to a decline in prevailing interest rates. The ratio of average earning assets to total average assets was 95.2% for the six months ended June 30, 2002 and 94.4% for the six months ended June 30, 2001.

         Interest expense decreased by $1,082,000 for the six months ended June 30, 2002 or 30.9% to $2,424,000 compared to $3,506,000 for the same period in 2001. Interest expense for the quarter ended June 30, 2002 decreased $455,000 or 26.7% as compared to the quarter ended June 30, 2001. Interest expense for the quarter ended June 30, 2002 increased $72,000 or 6.1% compared to the first quarter of 2002. The decreases in interest expense over the past year can be attributable primarily to a decline in prevailing interest rates.

         The foregoing resulted in net interest income of $3,996,000 for the six months ended June 30, 2002, an increase of $763,000 or 23.6% compared to the same period in 2001. Net interest income for the quarter ended June 30, 2002 increased $412,000 or 24.8% over the second quarter of 2001 while there was an increase of $144,000 or 7.5% over the first quarter in 2002.

         The following schedule details the loans of the Company at June 30, 2002 and December 31, 2001:

                                                                         (In Thousands)
                                                                 ------------------------------
                                                                 June 30,          December 31,
                                                                   2002                2001
                                                                 --------          ------------
             Commercial, financial & agricultural                $ 80,832             80,224
             Real estate - construction                            20,347              9,343
             Real estate - mortgage                                54,272             46,198
             Consumer                                               5,599              5,309
                                                                 --------            -------
                                                                 $161,050            141,074
                                                                 ========            =======

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

         The Company's first mortgage single family residential, consumer, and credit card loans or other revolving credit plans which total approximately $48,847,000, $5,470,000 and $129,000, respectively at June 30, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

         The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that, in the subjective judgment of management, affect the borrower's ability to pay.

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2002, the Company had nonaccrual loans totaling $893,000 as compared to $1,268,000 at December 31, 2001.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

         Impaired loans and related allowance for loan loss amounts at June 30, 2002 and December 31, 2001 were as follows:

                                                                     June 30, 2002                   December 31, 2001
                                                               --------------------------       --------------------------
                                                                                Allowance                        Allowance
                                                                Recorded           for           Recorded          for
                         (In Thousands)                        Investment       Loan Loss       Investment       Loan Loss
                                                               ----------       ---------       ----------       ---------
              Impaired loans with allowance for
                loan loss                                         $837              267            1,222            425

              Impaired loans with no allowance for
                loan loss                                           --               --               --             --
                                                                  ----            -----            -----            ---

                                                                  $837              267            1,222            425
                                                                  ====            =====            =====            ===

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the six months ended June 30, 2002 and 2001 was $526,000 and $871,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $23,000 and $42,000 for 2002 and 2001, respectively.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The following schedule details selected information as to non-performing loans of the Company at June 30, 2002:

                                                    June 30, 2002                        December 31, 2001
                                          -----------------------------------    ----------------------------------
                                             Past Due                               Past Due
                                              90 Days         Non-Accrual            90 Days        Non-Accrual
                                              -------         -----------            -------        -----------
                                                    (In Thousands)                        (In Thousands)
         Real estate - construction       $           386                 -       $             -               -
         Real estate - mortgage                       169               344                  171              227
         Consumer loans                                24                58                   14                48
         Commercial                                    57               491                  317               993
                                          ---------------  ----------------      ---------------  ----------------
                                          $           636               893      $           502             1,268
                                          ===============  ================      ===============  ================

         Renegotiated loans               $             -                 -     $              -                -
                                          ===============  ================      ===============  ================

         Transactions in the allowance for loan losses were as follows:

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                              -------------------------------------
                                                                                    2002               2001
                                                                                    ----               ----
                                                                                         (In Thousands)
         Balance, January 1, 2002 and 2001, respectively                      $         2,122              1,886
         Add (deduct):
            Losses charged to allowance                                                  (391)              (146)
            Recoveries credited to allowance                                               21                 18
            Provision for loan losses                                                     447                316
                                                                              ---------------    ---------------
         Balance, June 30, 2002 and 2001, respectively                        $         2,199              2,074
                                                                              ===============    ===============

         The provision for loan losses was $447,000 and $316,000 for the first six months of 2002 and 2001, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.

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

         The following tables present internally graded loans as of June 30, 2002 and December 31, 2001:

                                       June 30, 2002
                                       (In Thousands)         Special
                                            Total             Mention         Substandard         Doubtful
                                            -----             -------         -----------         --------
     Commercial, financial and
        agricultural                 $              864              161               472                 231
     Real estate construction                         -                -                 -                 -
     Real estate mortgage                         1,617               52             1,565                  -
     Consumer                                       259                 -               259                 -
                                     ------------------   ----------------  --------------       --------------
                                     $            2,740              213             2,296                 231
                                     ==================   ==============    ==============    ================

                                      December 31, 2001
                                       (In Thousands)         Special
                                            Total             Mention         Substandard         Doubtful
                                            -----             -------         -----------         --------
     Commercial, financial and
        agricultural                 $            1,513             -              1,253                 260
     Real estate construction                        -              -                 -                 -
     Real estate mortgage                         1,567             -             1,567                 -
     Consumer                                       535             -               534                   1
                                     ------------------   ----------------  --------------    ----------------
                                     $            3,615             -              3,354                 261
                                     ==================   ================  ==============    ================

         The collateral values, based on estimates received by management, securing these loans total approximately $3,012,000 ($2,851,000 related to real estate and $161,000 related to commercial and other loans) at June 30, 2002. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         Included in the internally graded commercial loans is a loan to one customer in the amount of $27,000 and $395,000 at June 30, 2002 and December 31, 2001, respectively. The loan was to a customer made for the purpose of financing vehicles. During the first six months of 2002, $368,000 of the loan was charged off. The customer has declared bankruptcy and the Company has classified the remaining outstanding balance of $27,000 as doubtful.

         Residential real estate loans that are graded substandard totaling $1,565,000 and $1,567,000 at June 30, 2002 and December 31, 2001 consist of seventeen and twelve individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Residential real estate loans that are graded special mention totaling $52,000 at June 30, 2002, consist of two individual loans, respectively, that have been graded accordingly due to inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                               June 30, 2002                        December 31, 2001
                                      ---------------------------------      --------------------------------
                                                         Percent of                             Percent of
                                                          Loans In                              Loans In
                                            In         Each Category               In         Each Category
                                        Thousands      To Total Loans          Thousands     To Total Loans
                                        ---------      --------------          ---------     --------------
     Commercial, financial and
       agricultural                   $      1,429            50.2%          $      1,380            56.9%
     Real estate construction                  297            12.6                    286             6.6
     Real estate mortgage                      297            33.7                    286            32.7
     Consumer                                  176             3.5                    170             3.8
                                      ------------    ------------           ------------    ------------
                                      $      2,199           100.0%          $      2,122           100.0%
                                      ============    ============           ============    ============

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

         Non-interest income increased $167,000 or 29.4% to $734,000 during the six months ended June 30, 2002 compared to $567,000 for the same period in 2001. Non-interest income increased $81,000 or 25.2% for the quarter ended June 30, 2002 as compared to the comparable quarter in 2001. The increase in 2002 was due primarily to an increase in service charges on deposit accounts during the first six months of 2002 compared to 2001.

         Non-interest expense increased $317,000 or 10.9% to $3,213,000 during the first six months of 2002 compared to $2,896,000 during the same period in 2001. There was an increase of $153,000 or 10.3% for the three months ended June 30, 2002 as compared to the same period in 2001 and a $55,000 increase or 3.5% from $1,579,000 for the quarter ended March 31, 2002. The increase in 2002 was due primarily to increases in salaries and employee benefits and occupancy expenses. These increases relate principally to costs associated with opening new branches.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         Income taxes were $406,000 for the first six months of 2002 as compared to $217,000 for the first six months of 2001. Taxes were $231,000 for the quarter ended June 30, 2002 as compared to $134,000 for the same period in 2001.

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2002 and 2001:

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                         --------------------------------    ---------------------------------
     (In Thousands, except share amounts)                     2002             2001               2002             2001
                                                              ----             ----               ----             ----
     Basic EPS Computation:
       Numerator - income available to common
          shareholders                                   $        377              228       $        664              371
                                                         ------------     ------------       ------------     ------------
       Denominator - weighted average number
          of common shares outstanding                      1,565,271        1,560,271          1,565,271        1,560,271
                                                         ------------     ------------       ------------     ------------

       Basic earnings per common share                   $        .24              .15       $        .42              .24
                                                         ============     ============       ============     ============

     Diluted EPS Computation:
       Numerator - income available to common
          shareholders                                   $        377              228       $        664              371
                                                         ------------     ------------       ------------     ------------

       Denominator:
          Weighted average number of common
            shares outstanding                              1,565,271        1,560,271          1,565,271        1,560,271
          Dilutive effect of stock options                     33,532           47,315             27,850           49,773
                                                         ------------     ------------       ------------     ------------
                                                            1,598,803        1,607,586          1,593,121        1,610,044
                                                         ------------     ------------       ------------     ------------

       Diluted earnings per common share                 $        .24              .14       $        .42              .23
                                                         ============     ============       ============     ============

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity such as Federal funds sold or purchased and loans, securities and deposits. Based upon the nature of the Company's current operations, the Company is not presently subject to foreign currency exchange or commodity price risk.

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

         Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management's subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.

         There are no known material changes in reported market risks during the six months ended June 30, 2002 known to management. Please refer to Item 2 of
Part I of this Report for additional information related to market and other risks.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      None.

         (b)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The annual meeting of stockholders was held April 18, 2002.

         (b)      Election of the following member of the board of directors:

                           R. Rick Hart

         (c)      (1)      The above director was elected by the following
                           tabulation:

                                                        Number
                                                      of Shares                                             Broker
                                                        Voting          For       Against     Abstain      Non-Votes
                                                        ------          ---       -------     -------      ---------
                        R. Rick Hart                  1,188,596       1,178,146      -          10,450         -

                  (2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

                                                        Number
                                                      of Shares                                             Broker
                                                        Voting          For       Against     Abstain      Non-Votes
                                                        ------          ---       -------     -------      ---------
                                                      1,188,596       1,180,646     1,000        6,950         -

         (d)      Not Applicable.

                              CAPITAL BANCORP, INC.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 99.1 consists of certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company filed a Report on Form 8-K on April 12, 2002 reporting the Company's press release to the public regarding earnings.

                              CAPITAL BANCORP, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CAPITAL BANCORP, INC
                                       -----------------------------------------
                                       (Registrant)



DATE: August 13, 2002                  /s/ R. Rick Hart
      --------------------------       -----------------------------------------
                                       R. Rick Hart, President and
                                       Chief Executive Officer



DATE: August 13, 2002                  /s/ Sally P. Kimble
      --------------------------       -----------------------------------------
                                       Sally P. Kimble, Sr. Vice President and
                                       Chief Financial Officer