Form 10-Q
period 2002-09-30
CAPITAL BANCORP INC
filed 2002-11-12
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission File Number 333-56682

CAPITAL BANCORP, INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1848668

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

     Common stock outstanding: 1,565,271 shares at November 4, 2002.

CAPITAL BANCORP, INC.

Part I: Financial Information

Item 1.	Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets – September 30, 2002 and December 31, 2001.

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2002 and 2001.

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2002 and 2001.

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2002 and 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk*

* Certain of the disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II: Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of matters to a vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

(Unaudited)

	(In Thousands)
	September 30,	December 31,
	2002	2001

ASSETS
Loans, net of allowance for possible loan losses of $2,389,000 and $2,122,000, respectively	$167,938	138,952
Securities available-for-sale, at market (amortized cost $41,459,000 and $22,222,000, respectively)	42,134	22,251
Loans held for sale	6,070	3,514
Interest-bearing deposits in financial institutions	661	251
Federal funds sold	380	2,450
Other earning assets	1,779	1,096

Total earning assets	218,962	168,514

Cash and due from banks	3,960	4,040
Premises and equipment, net of accumulated depreciation	5,164	5,428
Accrued interest receivable	1,165	868
Deferred income taxes	515	724
Other real estate	294	244
Other assets	1,755	1,594

Total assets	$231,815	181,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$184,126	150,093
Securities sold under repurchase agreements	3,087	2,854
Accrued interest and other liabilities	725	944
Advances from Federal Home Loan Bank	25,834	11,000

Total liabilities	213,772	164,891

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $4 per share; authorized 20,000,000 shares, 1,565,271 shares issued and outstanding, respectively	6,261	6,261
Additional paid-in capital	5,909	5,909
Retained earnings	5,455	4,333
Net unrealized gains on available-for-sale securities, net of income tax expense of $257,000 and $11,000, respectively	418	18

Total stockholders’ equity	18,043	16,521

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$231,815	181,412

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)

Interest income:
Interest and fees on loans	$3,106	2,954	$8,864	8,723
Interest and dividends on securities:
Taxable securities	418	285	956	878
Exempt from Federal income taxes	21	13	49	39
Interest on loans held for sale	41	38	78	107
Interest on Federal funds sold	9	91	58	372
Interest on interest-bearing deposits in financial institutions	4	1	14	2

Total interest income	3,599	3,382	10,019	10,121

Interest expense:
Interest on savings accounts	4	2	9	9
Interest on negotiable order of withdrawal accounts	14	25	40	129
Interest on money market accounts	271	594	837	2,019
Interest on certificates of deposit over $100,000	497	437	1,318	1,290
Interest on certificates of deposit – other	307	416	936	1,325
Interest on securities sold under repurchase agreements	12	21	37	64
Interest on Federal funds purchased	9	—	9	—
Interest on advances from Federal Home Loan Bank	260	144	612	309

Total interest expense	1,374	1,639	3,798	5,145

Net interest income before provision for possible loan losses	2,225	1,743	6,221	4,976
Provision for possible loan losses	298	120	745	436

Net interest income after provision for possible loan losses	1,927	1,623	5,476	4,540

Non-interest income:
Service charges on deposit accounts	272	138	734	405
Other fees and commissions	44	23	123	67
Gain on sale of loans	206	159	398	415
Gain on disposal of fixed assets	—	1	—	1
Gain on sale of other real estate	—	2	—	—
Gain on sale of securities	—	—	1	—

Total non-interest income	522	323	1,256	888

Non-interest expenses:
Employee salaries and benefits	951	826	2,735	2,497
Occupancy expenses	190	186	562	541
Furniture and equipment expenses	97	91	275	251
Data processing expense	52	47	153	144
FDIC insurance and state banking fees	17	15	52	45
Legal fees and expenses	60	17	131	65
Other operating expenses	367	343	1,018	834
Loss on sale of other real estate	—	—	19	42
Loss on disposal of fixed assets	—	—	2	—

Total non-interest expense	1,734	1,525	4,947	4,419

Earnings before income taxes	715	421	1,785	1,009
Income taxes	257	156	663	373

Net earnings	$458	265	$1,122	636

Basic earnings per common share	$.29	.17	$.72	.41

Diluted earnings per common share	$.28	.17	$.70	.39

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In Thousands)		(In Thousands)
Net earnings	$458	265	$1,122	636

Other comprehensive earnings net of tax:
Unrealized gains on available-for-sale securities arising during period, net of tax expense of $117,000, $52,000, $245,000 and $199,000, respectively	191	85	401	323
Less: reclassification adjustment for gains included in net earnings	—	—	(1)	—

Other comprehensive earnings	191	85	400	323

Comprehensive earnings	$649	350	$1,522	959

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2002	2001

Cash flows from operating activities:
Interest received	$9,785	10,226
Fees received	857	472
Interest paid	(3,793)	(5,216)
Cash paid to suppliers and employees	(4,726)	(4,325)
Proceeds from loan sales	28,961	28,151
Originations of loans held for sale	(31,119)	(28,527)
Income taxes paid	(961)	(395)

Net cash provided by (used in) operating activities	(996)	386

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	7,316	20,283
Purchase of available-for-sale securities	(26,651)	(13,363)
Loans made to customers, net of repayments	(30,516)	(19,243)
Purchase of premises and equipment	(62)	(1,249)
Increase in interest-bearing deposits in financial institutions	(410)	(176)
Expenditures on other real estate	—	(5)
Proceeds from sale of other real estate	716	600
Proceeds from disposal of fixed assets	—	4
Increase in other earning assets	(647)	—

Net cash used in investing activities	(50,254)	(13,149)

Cash flows from financing activities:
Net decrease in non-interest bearing, savings and NOW deposit accounts	(3,122)	(2,182)
Net increase in time deposits	37,155	4,091
Increase in securities sold under repurchase agreements	233	1,094
Net increase in advances from Federal Home Loan Bank	14,834	6,000
Proceeds from exercise of stock options	—	50

Net cash provided by financing activities	49,100	9,053

Net increase (decrease) in cash and cash equivalents	(2,150)	(3,710)
Cash and cash equivalents at beginning of period	6,490	16,715

Cash and cash equivalents at end of period	$4,340	13,005

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2002	2001

Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$1,122	636
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	423	236
Provision for possible loan losses	745	436
FHLB dividend reinvestment	(36)	(46)
Gain on sale of securities	(1)	—
Loss on sale of other real estate	19	42
Increase in loans held for sale	(2,556)	(791)
Increase in refundable income taxes	—	(15)
Increase in other assets, net	(161)	(224)
Decrease (increase) in accrued interest receivable	(297)	212
Increase in deferred tax asset	(36)	(7)
Loss (gain) on disposal of fixed assets	2	(1)
Decrease in accrued income taxes	(262)	—
Increase (decrease) in other liabilities	37	(21)
Increase (decrease) in interest payable	5	(71)

Total adjustments	(2,118)	(250)

Net cash provided by (used in) operating activities	$(996)	386

Supplemental Schedule of Non-Cash Activities:
Unrealized gain on available-for-sale securities, net of income tax expense of $245,000 and $199,000, respectively	$400	323

Non-cash transfers from loans to other real estate	$785	640

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of operations for the three months and nine months ended September 30, 2002 and 2001, comprehensive earnings for the three months and nine months ended September 30, 2002 and 2001 and changes in cash flows for the nine months ended September 30, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2001 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

CAPITAL BANCORP, INC.

FORM 10-Q

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

     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1.7 million (4.0% of the portfolio) mature or reprice within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2002 loans of approximately $95.2 million (55.9% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $27.6 million (28.5% of the time deposit portfolio) will become due during the next twelve months. The Company’s deposit base increased approximately $34.0 million during the nine months ended September 30, 2002. The increase in deposits consists of a $3.1 million decrease in transactional accounts and a $37.1 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $25.8 million at September 30, 2002 from $11.0 million at December 31, 2001.

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

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 7.8% at September 30, 2002 and 9.1% at December 31, 2001. Total assets increased 27.8% during the nine months ended September 30, 2002. The annualized rate of return on stockholders’ equity for the nine months ended September 30, 2002 was 8.3% compared to 5.2% for the comparable period in 2001. The Bank’s capital at September 30, 2002 of $18,043,000 results from beginning capital of $16,521,000 plus net earnings of $1,122,000, plus an increase in unrealized gains on available-for-sale securities of $400,000. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Bank. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Bank must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At September 30, 2002 the Bank has a Tier 1 risk-based ratio of 10.2%, a total capital to risk-based ratio of 11.4% and a Tier 1 leverage ratio of 8.0%. These ratios fell within the category of “well capitalized” under the regulations.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2002.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of
             Operations, Continued

Capital Resources, Continued

     In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 500,000 shares of the Company’s stock. The Company agreed with the Bank that it would exchange its options to the holders of stock options under the Bank’s stock option plan on an option-for-option basis. Thus options that were outstanding under the Bank’s stock option plan have been exchanged for options under the Company’s stock option plan. It is intended that the holders of the Bank’s options will be able to exercise their options on exactly the terms and conditions that they could have exercised Bank stock options. Thus substantially identical vesting, exercise price, and all other material terms of exercise have been grafted on the stock options exchanged by Bank stock option holders. (Thus, for example, Bank stock options that were fully vested at the time that the Company acquired the Bank became fully vested at the time of their exchange for Company stock options.) During the nine months ended September 30, 2002, the Board of Directors of the Company and the optionees agreed to a restructuring of the Company’s outstanding options. The changes made are summarized as follows:

	Prior to Restructuring			After Restructuring

	Number			Number
	of Options	Exercise	Expiration	of Options	Exercise	Expiration
	Outstanding	Price	Date	Outstanding	Price	Date

Organizers and Directors	50,000	$10.00	2005	97,500	$10.00	2012
				32,500	10.00	2004
Senior Management	95,000	10.00	2005	95,000	12.75	2012
	4,000	18.00	2010	4,000	12.75	2012
	1,500	14.00	2011	1,500	12.75	2012
Employees	13,000	19.00	2009	13,000	12.75	2012
	5,500	14.00	2009	5,500	12.75	2012
	4,000	19.00	2009	4,000	19.00	2009

	173,000			253,000

     In addition, 9,500 options were issued to employees at an exercise price of $12.75 during the first six months of 2002, 500 options were issued to an employee at an exercise price of $15.30 and 4,000 options at an exercise price of $19.00 have expired due to termination of employment of one employee. The Company at September 30, 2002, has granted the right to purchase 129,000 shares of stock to its officers and employees at an exercise price ranging from $12.75 to $15.30 and 130,000 shares of stock to the Bank’s Directors and Organizers at an exercise price of $10.00 per share. At September 30, 2002, 232,400 shares were exercisable. The shares granted to directors, organizers, officers and employees are exercisable over a period of 10 years. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the Company’s annual consolidated financial statements.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of
             Operations, Continued

Results of Operations

     Net earnings were $1,122,000 for the nine months ended September 30, 2002 as compared to $636,000 for the same period in 2001. Net earnings were $458,000 for the quarter ended September 30, 2002 as compared to $265,000 during the same quarter in 2001.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest.

     The Company’s interest income, excluding tax equivalent adjustments, decreased by $102,000 or 1.0% during the nine months ended September 30, 2002 as compared to the same period in 2001. Interest income for the quarter ended September 30, 2002 increased $217,000 or 6.4% over the quarter ended September 30, 2001 and increased $281,000 from the second quarter of 2002. The decrease over 2001 was primarily attributable to a decline in prevailing interest rates. The ratio of average earning assets to total average assets was 95.5% for the nine months ended September 30, 2002 and 94.1% for the nine months ended September 30, 2001.

     Interest expense decreased by $1,347,000 for the nine months ended September 30, 2002 or 26.2% to $3,798,000 compared to $5,145,000 for the same period in 2001. Interest expense for the quarter ended September 30, 2002 decreased $265,000 or 16.2% as compared to the quarter ended September 30, 2001. Interest expense for the quarter ended September 30, 2002 increased $126,000 or 10.1% compared to the quarter ended June 30, 2002. The decrease in interest expense for the nine months ended September 30, 2002 can be attributable primarily to a decline in prevailing interest rates.

     The foregoing resulted in net interest income of $6,221,000 for the nine months ended September 30, 2002, an increase of $1,245,000 or 25.0% compared to the same period in 2001. Net interest income for the quarter ended September 30, 2002 increased $482,000 or 27.7% over the third quarter of 2001 while there was an increase of $155,000 or 7.5% over the quarter ended June 30, 2002.

     The following schedule details the loans of the Company at September 30, 2002 and December 31, 2001:

	(In Thousands)
	September 30,	December 31,
	2002	2001

Commercial, financial & agricultural	$81,975	80,224
Real estate – construction	24,012	9,343
Real estate – mortgage	58,532	46,198
Consumer	5,808	5,309

	$170,327	141,074

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

     The Company’s first mortgage single family residential, consumer and credit card loans or other revolving credit plans which total approximately $57,746,000, $5,652,000 and $156,000, respectively at September 30, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2002, the Company had nonaccrual loans totaling $1,352,000 as compared to $1,268,000 at December 31, 2001.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002		December 31, 2001

		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$1,292	370	$1,222	425
Impaired loans with no allowance for loan loss	—	—	—	—

	$1,292	370	$1,222	425

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the nine months ended September 30, 2002 and 2001 was $425,000 and $380,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $27,000 and $26,000 for 2002 and 2001, respectively.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of
             Operations, Continued

Results of Operations, Continued

     The following schedule details selected information as to non-performing loans of the Company:

	September 30, 2002		December 31, 2001

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)

Real estate — construction	$239	—	$—	—
Real estate — mortgage	480	176	171	227
Consumer loans	26	60	14	48
Commercial	272	1,116	317	993

	$1,017	1,352	$502	1,268

Renegotiated loans	$—	—	$—	—

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,

	2002	2001

	(In Thousands)
Balance, January 1, 2002 and 2001, respectively	$2,122	1,886
Add (deduct):
Losses charged to allowance	(506)	(177)
Recoveries credited to allowance	28	18
Provision for loan losses	745	436

Balance, September 30, 2002 and 2001, respectively	$2,389	2,163

     The provision for loan losses was $745,000 and $436,000 for the first nine months of 2002 and 2001, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of
             Operations, Continued

Results of Operations, Continued

     The following tables present internally classified loans as of September 30, 2002 and December 31, 2001:

	September 30, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,851	156	1,506	189
Real estate construction	—	—	—	—
Real estate mortgage	1,397	51	1,346	—
Consumer	318	14	304	—

	$3,566	221	3,156	189

	December 31, 2001

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,513	—	1,253	260
Real estate construction	—	—	—	—
Real estate mortgage	1,567	—	1,567	—
Consumer	535	—	534	1

	$3,615	—	3,354	261

     The collateral values, based on estimates received by management, securing these loans total approximately $2,813,000 ($2,562,000 related to real estate and $251,000 related to commercial and other loans) at September 30, 2002. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely impact future operating results, liquidity or capital resources.

     Included in the internally graded commercial loans is a loan to one customer in the amount of $11,000 and $395,000 at September 30, 2002 and December 31, 2001, respectively. The loan was to a customer made for the purpose of financing vehicles. During the first nine months of 2002, $384,000 of the loan was charged off. The customer has declared bankruptcy and the Company has classified the remaining outstanding balance at September 30, 2002, of $11,000 as doubtful.

     Residential real estate loans that are classified substandard totaling $1,346,000 and $1,567,000 at September 30, 2002 and December 31, 2001 consist of fifteen and twelve individual loans, respectively, that have been classified accordingly due to bankruptcies, inadequate cash flows and delinquencies. Residential real estate loans that are graded special mention totaling $51,000 at September 30, 2002, consist of two individual loans, respectively, that have been graded accordingly due to inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of
             Operations, Continued

Results of Operations, Continued

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,553	48.1%	$1,380	56.9%
Real estate construction	322	14.1	286	6.6
Real estate mortgage	323	34.4	286	32.7
Consumer	191	3.4	170	3.8

	$2,389	100.0%	$2,122	100.0%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income increased $368,000 or 41.4% to $1,256,000 during the nine months ended September 30, 2002 compared to $888,000 for the same period in 2001. Non-interest income increased $199,000 or 61.6% for the quarter ended September 30, 2002 as compared to the comparable quarter in 2001. The increase in 2002 was due primarily to an increase in service charges on deposit accounts and other fees and commissions during the first nine months of 2002 compared to 2001.

     Non-interest expense increased $528,000 or 11.9% to $4,947,000 during the first nine months of 2002 compared to $4,419,000 during the same period in 2001. There was an increase of $209,000 or 13.7% for the three months ended September 30, 2002 as compared to the same period in 2001 and a $100,000 increase or 6.1% from $1,634,000 for the quarter ended June 30, 2002. The increase in 2002 was due primarily to increases in salaries and employee benefits and other operating expenses. These increases relate principally to costs associated with opening new branches.

     Income taxes were $663,000 for the first nine months of 2002 as compared to $373,000 for the first nine months of 2001. Taxes were $257,000 for the quarter ended September 30, 2002 as compared to $156,000 for the same period in 2001.

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

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands, except share amounts)	2002	2001	2002	2001

Basic EPS Computation:
Numerator — income available to common shareholders	$458	265	1,122	636

Denominator — weighted average number of common shares outstanding	1,565,271	1,564,239	1,565,271	1,561,608

Basic earnings per common share	$.29	.17	.72	.41

Diluted EPS Computation:
Numerator – income available to common shareholders	$458	265	1,122	636

Denominator:
Weighted average number of common shares outstanding	1,565,271	1,564,239	1,565,271	1,561,608
Dilutive effect of stock options	53,798	32,626	42,535	49,646

	1,619,069	1,596,865	1,607,806	1,611,254

Diluted earnings per common share	$.28	.17	.70	.39

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

     Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management’s subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.

     There are no known material changes in reported market risks during the nine months ended September 30, 2002 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

(d)	Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 consists of certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company filed a Report on Form 8-K on October 7, 2002 reporting the Company’s press release to the public regarding earnings.

CAPITAL BANCORP, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC.

(Registrant)

DATE: November 4, 2002	/s/ R. Rick Hart

R. Rick Hart, President and Chief Executive Officer

DATE: November 4, 2002	/s/ Sally P. Kimble

Sally P. Kimble, Sr. Vice President and Chief Financial Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
OF CAPITAL BANCORP, INC.
PURSUANT TO SECTION 302
OF THE SARBANES OXLEY ACT OF 2002

     The Undersigned R. Rick Hart, Chairman, President and Chief Executive Officer of Capital Bancorp, Inc. (“Company”), certifies with respect to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 (“report”), that:

     (1)  I have reviewed the report being filed;

     (2)  Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     (3)  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

     (4)  I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14)) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii)	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  I and the other certifying officers have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     (6)  I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Rick Hart R. Rick Hart, Chairman, President and Chief Executive Officer

Date: November 8, 2002

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
OF CAPITAL BANCORP, INC.
PURSUANT TO SECTION 302
OF THE SARBANES OXLEY ACT OF 2002

     The Undersigned Sally P. Kimble, Senior Vice President and Chief Financial Officer of Capital Bancorp, Inc. (“Company”), certifies with respect to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 (“report”), that:

     (1)  I have reviewed the report being filed;

     (2)  Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     (3)  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

     (4)  I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii)	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  I and the other certifying officers have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     (6)  I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Sally P. Kimble Sally P. Kimble, Senior Vice President and Chief Financial Officer

Date: November 8, 2002