Form 10-K
period 2002-12-31
CAPITAL BANCORP INC
filed 2003-03-31
CIK 1136303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-56682.

CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1848668 (I.R.S. Employer Identification No.)

1820 West End Avenue Nashville, Tennessee (Address of principal executive offices)	37203 (Zip Code)

Registrant’s telephone number (615) 327-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered:	Name of each exchange on which each class is to be registered:
None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

$4.00 par value common stock

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act), Yes  ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($13.75 per share), or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2002), is approximately $19,138,790. The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each of such Director and executive officer individually disclaims. This is based on an estimated 1,391,912 shares held by non-affiliates at December 31, 2002. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2002, 1,565,271 shares of the Registrant’s common voting stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Specified portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

CAPITAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Section 27Aof the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which your Company, Capital Bancorp, Inc., operates, including projections of future performance, perceived opportunities in the market and any statements regarding the Company’s goals, business plans, and/or areas of concern. The Company’s actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business — Factors That May Affect Future Results of Operation.”

ITEM 1. BUSINESS

Description of Business

The Company

Capital Bancorp, Inc. (the “Company”) is a one bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was chartered in the State of Tennessee in March of 2001, for the purpose of becoming the parent holding company of Capital Bank & Trust Company. The Bank’s Shareholders approved a share exchange between the Company and the Bank on April 24, 2001. The share exchange became effective on July 1, 2001. The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to those of the Bank in 2002.

Business Development in 2002

During 2002 the Bank continued to focus on developing its financial services business in Davidson County, Tennessee and in other areas (generally, in those counties contiguous to Davidson County, particularly Sumner County, Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the real estate development business, the music industry, business executives, professionals and other individuals. The Bank operates throughout Davidson County, Tennessee, with three offices located in Nashville. The Bank opened new, full service branch offices in Hermitage, Tennessee (2001) and in Hendersonville and Goodlettsville, Tennessee (2000).

At December 31, 2002, the Company had total earning assets of approximately $224,549,000 and total Shareholders’ equity of $18,632,000. The Company reported consolidated net earnings of approximately $1,627,000 for fiscal 2002. At December 31, 2002, the Bank’s total loans (net of allowance for possible loan and lease losses of $2,535,000) were $173,385,000 and its total deposits were $189,895,000. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“Management’s Discussion”), and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item.

Expenditures for research and development activities were not material for the years 2000, 2001, or 2002.

Neither the Company nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

At December 31, 2002, the Company and its subsidiaries had sixty-five full-time equivalent personnel, not including contract labor for certain services.

The Company’s principal executive offices are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.

The Bank

Capital Bank & Trust Company (the “Bank”) is a commercial bank with deposits insured by the Bank Insurance Fund that is administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is chartered under the Tennessee Banking Act. It is subject to examination, supervision and regulation by the FDIC and by the Tennessee Department of Financial Institutions. The Bank initially opened for business in May of 1994.

The Bank concentrates on developing its financial service business in Davidson County and Sumner County, Tennessee and in other trade areas (generally, in those counties contiguous to Davidson County). It currently operates six full-service banking offices located in Davidson County and in Sumner County in Tennessee. Its main office is located in Nashville, Tennessee and it has additional full-service branches in Nashville, Goodlettsville, Hendersonville, and Hermitage, Tennessee. The Bank’s deposits are insured by the FDIC as provided by law. It has not elected to seek membership in the Federal Reserve System.

The principal executive offices of the Bank are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.

Business of the Bank The Bank focuses its business in Middle Tennessee. The Middle Tennessee area is generally comprised of the Nashville, Tennessee metropolitan statistical area. As of December 31, 2002, the Bank’s Tier I capital ratio was 10.0% (as compared to the minimum required level of 4%), its total risk-based capital ratio was 11.2% (as compared to the minimum required level of 8%), and its leverage ratio was 7.7% (as compared to the minimum required level of 4%). Generally, the Bank is pleased with these ratios and believes that they can support the Bank’s anticipated growth for the foreseeable future.

The Bank’s primary source of income in 2002 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 87% of its gross earnings from interest income and approximately 13% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Middle Tennessee, primarily in the Davidson County and Sumner County trade areas, through its commercial banking operations.

The Bank engages in a full service commercial and consumer banking business, including the following

•	Accepting time and demand deposits,

•	Providing personal and business checking accounts at competitive rates, and

•	Making secured and unsecured commercial and consumer loans.

The Bank is a locally managed community bank that seeks to provide personal attention and professional assistance to its customer base which consists principally of individuals and small and medium-sized businesses. The Bank’s philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.

The Bank’s acceptance of time, demand, and savings deposits includes NOW accounts, money market accounts, regular savings accounts, and certificates of deposit.

The Bank makes secured and unsecured commercial, consumer, installment and construction loans. Residential mortgages and small business loans are core products. Consumer loans include revolving credit lines and installment loans.

The Bank offers the following support services to make financial management more efficient and convenient for its customers:

•	personalized service	•	automatic bill payment service
•	telephone banking	•	safe deposit boxes
•	night deposit services	•	drive-up banking
•	on-line banking	•	U.S. Savings Bonds
•	direct deposit	•	travelers’ checks

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

The Bank’s primary service area is located in Davidson County and the surrounding portions of the Nashville Metropolitan Statistical Area. Within the defined service area of the Bank’s main office, the banking business is highly competitive. The Bank competes primarily with banks and with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, retailers, and other types of businesses that offer credit, loans, check cashing, and comparable services. The Bank is a relatively small commercial bank in its market area. Deposit deregulation has intensified the competition for deposits among banks and other types of companies in recent years. Deposit gathering and the effective and profitable use of those deposits are two of the most daunting challenges faced by the Bank in particular and the financial services sector in general.

The Bank is subject to extensive supervision and regulation by federal banking agencies. Its operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to lending. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Annual Report on Form 10-K.

There also has been a number of recent legislative and regulatory proposals designed to overhaul or otherwise “strengthen” the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “U.S.A. Patriot Act,” and the “Gramm-Leach-Bliley Act of 1999” in late 1999 were important developments. See “Financial Services Modernization Act,” “U.S.A. Patriot Act,” and Recent Developments and Future Legislation — The “Sarbanes-Oxley Act of 2002,” below.

Please refer also to the Consolidated Financial Statements for additional, important information concerning the Bank.

Financial Summary of the Company

A financial summary of the Company is set forth below (amounts are rounded). For years prior to 2001, the amounts stated are Bank only. Please refer to the Consolidated Financial Statements for a more detailed presentation.

YEAR ENDED DECEMBER 31

(Dollars in Thousands Except Per Share)

	2002	2001	2000	1999	1998

Total Assets	$239,405	$181,412	$166,942	$136,313	$113,687
Total Earning Assets	224,549	168,514	153,369	128,932	108,164
Deposits	189,895	150,093	144,093	100,978	90,705
Stockholders’ Equity	18,632	16,521	15,282	19,062	14,216
Gross Revenues	15,699	14,562	14,150	10,846	8,604
Net Earnings	1,627	989	1,087	1,038	938
Basic Earnings Per Share	1.04	0.63	0.68	0.64	0.69
Diluted Earnings Per Share	1.01	0.62	0.65	0.59	0.56

Subsidiaries

The Company has one direct subsidiary, which is the Bank. The Bank has one active subsidiary, Capital Housing Improvement Projects, Inc., which assists the Bank in providing affordable housing to lower income customers. The Bank’s other subsidiary, CBTC Corporation, is inactive. All of the Company’s subsidiaries are listed in Exhibit 21.

Services To and Transactions with Its Subsidiaries

Intercompany transactions between the Company and its subsidiaries are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide its subsidiaries with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the subsidiaries, however, remains with each company’s Board of Directors and with the officers elected by each subsidiary’s Board. See “Transactions with Affiliates.”

Expansion Strategy and Subsidiaries

The Company, through the Bank, will continue to focus on expansion through internal organic growth. However, the Company becomes aware from time to time of opportunities for growth through acquisition. The Company’s philosophy in considering such a transaction is to evaluate the acquisition for its potential to bolster the Company’s presence in its chosen markets as well as for long-term profitability. Ultimately, the purpose of any such acquisition should be to enhance long-term shareholder value. Presently, there are no ongoing discussions that should be disclosed pursuant to federal or state securities laws.

Forward-Looking Statements

In this Annual Report on Form 10-K and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, and unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in Item 7, as well as other portions of this Annual Report on Form 10-K, is to provide readers of this Annual Report on Form 10-K with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

General

Capital Bancorp, Inc. The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Company is subject to examination, regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is required to file annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act with the Federal Reserve Board. The Company is also subject to Tennessee regulations.

The Bank Holding Company Act permits the Federal Reserve Board to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching.”

Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2002, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See “Interstate Banking and Branching.”

Capital Bank & Trust Company. The Company’s subsidiary Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is chartered under the laws of the State of Tennessee but it has chosen not to be a member of the Federal Reserve System. All Tennessee banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the Federal Deposit Insurance Act. (See 12 U.S.C. § 1811, et seq.) Therefor, the Bank is subject to supervision, regulation, and examination by the Federal Deposit Insurance Company (the “FDIC”) and the Tennessee Department of Financial Institutions. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

Tennessee law restricts the timing and amount of dividends that may be paid by the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital, and surplus is below certain statutory limits.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Comptroller and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

In addition, under the Federal Deposit Insurance Act, an FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. However, it is not expected that the Company will pay a cash dividend in 2003. The funds available for dividends are expected to be retained by the Company to support the Company’s planned growth in deposits and loans. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.”

Bank Holding Company Act

The Company is a bank holding company and thus subject to examination, regulation and supervision by the Federal Reserve Board. The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and generally requires that a bank holding company engage in banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls. Interstate banking and interstate branching are now permitted. See “Interstate Banking and Branching.”

Failure to meet capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Bank. Those qualitative judgments could also affect the Bank’s capital status and the amounts of dividends that the Bank may distribute. See “Prompt Corrective Action” and “Capital Adequacy.” At December 31, 2002, management believes that the Company and the Bank met all such capital requirements to which they are subject.

The Company is subject to various legal restrictions on the extent to which it and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from the Bank. For example, the Company and the Bank are subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with any affiliate, including any transactions between the Bank and the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution’s capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on “non-credit” transactions between the Bank on the one hand and the Company (and “nonbank” bank holding company) affiliates on the other hand. See “Transactions with Affiliates.”

Under the Bank Holding Company Act, prior to March 13, 2000, bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board, and the Bank Holding Company Act also generally limited the types of activities in which a bank holding company and its subsidiaries could engage to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Since March 13, 2000, eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are financial in nature generally without the prior approval of the Federal Reserve Board. See “Financial Services Modernization Act.” The Company has not elected to become a financial holding company but believes that it is eligible to do so.

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

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. See “Cross-Guarantee Liability.” In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

Under the Bank Holding Company Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, a bank holding company is required by the Federal Reserve Board to maintain specified minimum capital. See “Capital Adequacy.”

Bank holding companies within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act are also subject to regulation under that Tennessee Act. As such, a bank holding company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances.

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

Tennessee statutes regulate a variety of the banking activities of the Bank including required reserves, investments, loans, mergers and share exchanges, issuance of securities, payment of dividends, and establishment of branches. Under Tennessee law, a state bank is prohibited from lending to any one person, firm or corporation amounts more than 15% of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) with the prior approval of the Bank’s board of directors or finance committee (however titled), the Bank may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts. The Bank must obtain the prior approval of the Commissioner of the Tennessee Department of Financial Institutions (the “Commissioner”) for a variety of matters. These include branching, mergers, acquisitions, issuances of preferred stock, charter amendments, and other matters. State and federal statutes and regulations also relate to many aspects of the Banks’ operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “See “Capital Adequacy.”

Under the Tennessee Banking Act, each Bank director must, during each director’s whole term of service, be a citizen of the United States. A majority of the directors must reside in a state in which the Bank has a branch location or within one hundred (100) miles of the location of any branch, both for at least one (1) year immediately preceding their election and during their term of service as a director.

As noted above, Tennessee law restricts the timing and amount of dividends that may be paid by the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital, and surplus is below certain statutory limits.

Subject to certain exceptions and the ultimate impact of the Interstate Banking Act, both a bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least five (5) years. Notwithstanding the above-described prohibition(s), a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least five (5) years, provided that the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least five years may be acquired, under certain circumstances, by banks and bank holding companies from outside Tennessee. Acquisitions are subject to the approval of the Commissioner, the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the Tennessee Department of Financial Institutions and the FDIC pursuant to certain state and federal law requirements. See “Interstate Banking and Branching.”

The Tennessee Banking Act, as amended, is codified at Tennessee Code Annotated §45-2-101, et seq.

Regulation by the FDIC

The FDIC is the Bank’s primary federal regulator. The Bank is subject to supervision, examination and regulation by the FDIC. However, such supervision, examination and regulation is intended to protect the deposit insurance funds managed by the FDIC and not to protect shareholders of or other investors in the Bank. It is intended that the Bank’s deposit accounts will always be insured up to applicable limits by the FDIC through the Bank Insurance Fund. The Bank files and will continue to be required to file reports with the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, mergers or acquisitions. The Federal Deposit Insurance Act serves to limit the amount of dividends payable by the Bank. See “Payment of Dividends.”

The deposits of the Bank are insured to a maximum of $100,000 per depositor, subject to certain aggregation rules that can have the effect of limiting the amount of deposit insurance coverage. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund, and the Savings Association Insurance Fund), are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The Bank’s deposits are insured under the Bank Insurance Fund. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay a premium for deposit insurance on insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 4% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

At December 31, 2002, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

		Well-Capitalized	Minimum Required
	Capital Bancorp, Inc.	Institutions*	by Regulation

Tier 1 Capital	10.0%	6.00%	4.00%
Total Risk-Based Capital	11.2%	10.00%	8.00%
Leverage Ratio	7.7%	5.00%	4.00%

*See “Prompt Corrective Action” below.

Please refer to Note 13 of the Consolidated Financial Statements for additional information on the Company’s consolidated capital position. The Company is presently reviewing available avenues for raising additional capital to support anticipated future capital needs.

The Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The Company is not required to make any allocation of capital under these rules.

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the FDIC, as the case may be. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2002.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action.”

The federal regulators continue to study and to propose changes to the capital requirements applicable to the Company and Capital Bank. For example, in 2001 the federal banking regulators issued regulations to establish special minimum capital requirements for equity investments in nonfinancial companies (defined as companies not previously determined to be financial in nature by the federal banking regulators) and the impact of such investments on a financial institution’s Tier 1 capital. These regulations became effective on April 1, 2002. On April 9, 2002, federal banking agencies issued a final rule amending their risk-based capital standards for banks, bank holding companies and savings associations (institutions) to reduce the risk weight applied to claims on, or guaranteed by, qualifying securities firms. The rule became effective on July 1, 2002, although financial institutions had the opportunity to being applying it upon adoption. The Company does not anticipate that these changes will adversely affect the Company or the Bank.

Further, some of the developments related to capital are international in scope. For instance, on January 16, 2001, the Basel Committee proposed its second draft of a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank’s capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee is also proposing an explicit capital charge for operational risk to provide for problems like internal systems failure.

The supervisory review aspect of the new framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy.

Further clarifications and changes in these proposals continued to be made and the issues raised by the proposals are being debated in banking circles. On December 13, 2001, the Committee issued a press release intended to inform the public of the Committee’s continued work, and apparent progress, toward new guidelines. The Committee has announced that it expects to implement its new, proposed capital accord by 2005. During its 10 July 2002 meeting, members of the Basel Committee on Banking Supervision reported in a press release that it had reached agreement on a number of important issues related to the New Basel Capital Accord that the Committee has been exploring since releasing its January 2001 consultative paper. The Company cannot reliably predict whether the Committee will achieve its goals or what impact, if any, a new international capital accord might have on its consolidated operations. However, the Company believes that is capital position remains strong and that it meets all federal capital standards applicable to it and to the Bank.

Please refer to Items 7 and 8 of this Annual Report on Form 10-K for additional information about the Company’s and the Bank’s respective capital positions.

Holding Company Structure and Support of the Bank

Because the Company is a holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would likely be entitled to priority over creditors of the Bank, including the Company, in the event of liquidation of a bank subsidiary.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Liability

Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and in danger of default is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Company and the Bank are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Bank would likely result in assertion of the cross-guarantee provisions and the assessment of such estimated losses against the Company.

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

The Federal Deposit Insurance Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

The Company believes that the Bank, as of December 31, 2002, had sufficient capital to qualify as well capitalized under applicable regulatory capital requirements.

Interstate Banking and Branching

The Bank Holding Company Act of 1956 (the “BHCA”), as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that a bank holding company located in Tennessee may now acquire a bank located in any other state, and any bank holding company located outside Tennessee may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that after June 1, 1997, state-chartered banks and national banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to “opt in” and accelerate the date after which interstate branching is permissible or “opt out” and prohibit interstate branching altogether. Tennessee did not “opt out” of interstate branching.

Thus, as of September 29, 1995, federal law provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date, although states were permitted to require that target banks located within the state be in existence for a period of up to five years before such banks may be subject to the Interstate Banking Act. The “Interstate Banking Act” established deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Company and the Bank will have the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

In addition, the Interstate Banking Act provided that as of June 1, 1997, adequately capitalized and managed banks may engage in interstate branching by merging banks in different states and allowing banks to maintain branches in states other than the states where they maintain their principal place of business.

As a result of these provisions, banking organizations in other states, most significantly Alabama, Mississippi, North Carolina, and Ohio have entered the Tennessee market through acquisitions of Tennessee financial institutions. Acquisitions are subject to federal and Tennessee approval. An acquired bank, however, must have been in operation for at least five years under most circumstances. The Interstate Banking Act is expected to have the effect of increasing competition and promoting geographic diversification in the banking industry. However, as of 1998, a non-Tennessee bank can enter Tennessee by purchasing a branch that has been in existence for more than five years. As noted above, by virtue of legislation passed in 2001, on a reciprocal basis, an out-of-state bank can branch into the state of Tennessee on a de novo basis under T.C.A. §45-2-1402 and 1412, and 45-3-301, all as amended. These laws are, of course, subject to change.

Transactions with Affiliates

There are various legal restrictions on the extent to which the Company and any present or future nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank’s purchases of or investments in the securities of and purchases of assets from the Company and its nonbank subsidiaries, the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Company and its nonbank subsidiaries, and certain bank transactions with the Company and its nonbank subsidiaries, or with respect to which the Company and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank (including for purposes of this paragraph all subsidiaries of the Bank) may not extend credit to the Company or to any other affiliate (other than, if one existed, another bank subsidiary and certain exempted affiliates) in an amount which exceeds 10% of a subsidiary bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to the Company or to such other affiliates. Also, extensions of credit and other transactions between the Bank and the Company or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

On October 31, 2002, the Federal Reserve issued a new regulation that is scheduled to become effective on April 1, 2003. New “Regulation W” is intended to comprehensively implement sections 23A and 23B of the Federal Reserve Act and to protect insured depository institutions from incurring losses arising from transactions with affiliates. The regulation unifies and updates staff interpretations issued over many years, and it incorporates several new interpretative proposals. Among other things, Regulation W is supposed to clarify when transactions with an unrelated third party will be attributed to an affiliate. The regulation also addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

Off-Balance Sheet Financing

The Company engages in no material off-balance sheet financings. Information concerning the Bank’s off-balance sheet financing (such as unfunded lines of credit and outstanding stand-by letters of credit) are discussed in Note 11 of the Consolidated Financial Statements.

Transactions with the Company’s Accountants

As a matter of policy, the Company avoids being involved in transactions with its firm of independent certified public accountants that would, in the Company’s view, jeopardize that firm’s independence. The Company values the work and the independent perspective offered by that firm but engages in no material consulting service agreements with that firm. For example, in 2002, the fees for non-audit services for the Company and the Bank were $16,549 as opposed to $70,342 for audit fees.

General Regulatory Considerations

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

In 1991 Congress enacted FDICIA. That statute continued the trend toward placing increasingly stringent capital requirements on banks and thrifts having deposits insured through the Bank Insurance Fund and the savings association insurance fund. In addition, FDICIA increased the powers of regulatory authorities to intervene in the management of insured institutions such as the Bank, including matters relating to lending, sources of funding, asset growth, management compensation and internal controls, internal audit systems and information systems. Among other matters, the regulatory agencies were charged to establish operating ratios. These ratios include minimum earnings levels (sufficient to absorb losses to the institution without impairing the institution’s capital), a minimum ratio of market value to book value for publicly traded companies (to the extent deemed practicable), and a maximum ratio for classified assets to capital. FDICIA imposes stricter limitations on insider loans and clarifies and strengthens the limitations inherent in the credit aggregation rules. FDICIA makes it clear that insured depository institutions must develop and maintain strong capital and that those which do not maintain strong capital will be subject to extensive scrutiny and likely regulatory intervention. Financial institutions deemed to be undercapitalized, significantly undercapitalized, or critically undercapitalized are subject to rigorous regulatory response (including, particularly with respect to the last category, receivership). See “Capital Adequacy” and “Prompt Corrective Action.”

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

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

A bank’s compliance with its CRA obligations is based on a performance- based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As of its most recent CRA examination, conducted in 1999, the Bank was rated at least “satisfactory.”

Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. See “Usury Provisions.” The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. This is not an exhaustive discussion of laws, rules and regulations that affect and that will continue to have an impact on the Bank.

Usury Provisions

The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum “formula rate” of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. At March 25, 2003, the maximum “formula rate” of interest was 8%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

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

Effects of Governmental Policies

The Bank is affected by the policies of various regulatory authorities, including the Tennessee Department of Financial Institutions, the Federal Reserve Board, and the federal Office of the Comptroller of the Currency. An important function of the Federal Reserve System is to regulate the national money supply. As described in Management’s Discussions and Analysis, the multiple changes in interest rates established by the Federal Reserve Board in the period 2000-2002 have had a material, generally negative impact of the Company on a consolidated basis. In summary, the impact has been to narrow the Bank’s net interest margin (the difference between what the Bank pays for deposits ans what the Bank charges for loans), thus negatively affecting earnings.

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

Financial Services Modernization Act

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. The term “financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal

Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act, which is also known as the “Gramm-Leach-Bliley Act of 1999”:

•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the Community Reinvestment Act; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Presently, the Company does not plan to create a corporate structure as a “Financial Holding Company” within the meaning of the Financial Services Modernization Act. If the Company were to decide to utilize the ability to affiliate with other financial services providers, it would first have to become a “Financial Holding Company” as permitted under an amendment to the Bank Holding Company Act. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because the Bank (as its sole financial institution subsidiary) is well-capitalized and well-managed. In addition, the Federal Reserve Board must also determine that the Bank, as the new bank holding company’s only insured depository institution subsidiary, has at least a “satisfactory” Community Reinvestment Act rating (which it does). See “The Bank - Community Reinvestment Act and Fair Lending Developments,” below. Management has, however, determined at this time that the Bank will not seek an election to become a Financial Holding Company. The Bank expects to continue to re- examine its decision under the Financial Services Modernization Act from time to time. Presently, however, given its current strategic business plan, market and financial conditions, regulatory capital requirements, general economic conditions, and other factors, the Bank does not intend to utilize any of its expanded powers provided in the Financial Services Modernization Act.

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, under the so-called “wild-card” or “parity” statute (T.C.A. §45-2-601), Tennessee chartered commercial banks are generally permitted by the State of Tennessee to engage in any activity permissible for national banks, competitor state banks will also be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. These are described below.

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

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.” The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

U.S.A. Patriot Act

After the terrorist attacks of September 11, 2001, Congress enacted broad anti-terrorism legislation called the “United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001,” which is generally known as the “USA Patriot Act.” Title III of the USA Patriot Act requires financial institutions, including the Company and First National Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

The law is intended to enhance the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA PATRIOT Act materially amended and expanded the application of the existing Bank Secrecy Act. It provided enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs. In addition, the USA Patriot Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.

On April 24, 2002, the Treasury Department issued regulations under the USA PATRIOT Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations.

Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasurer’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

The Company and the Bank believe that their systems and procedures accomplish compliance with these requirements. They believe that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to them.

FDIC Insurance Assessments; FDIC Funds Act

The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund to the statutory minimum of $2,000 for well capitalized banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund , including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (“FDIC Funds Act”) was enacted and signed into law. The FDIC Funds Act provided for a special assessment to recapitalize the Savings Association Insurance Fund to bring the Savings Association Insurance Fund up to statutorily prescribed levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $ .526 per $100 of thrift deposits they held at March 31, 1995. Neither the Company nor the Bank owned any such deposits and, accordingly, no such fee was paid. The FDIC Funds Act further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the Bank Insurance Fund (in addition to assessments currently imposed on depository institutions with respect to Savings Association Insurance Fund-insured deposits) to pay for the cost of Financing Company bonds (“FICO bonds”). All banks are being assessed to pay the interest due on FICO bonds since January 1, 1997. The cost to the Company on an annual basis has been determined to be immaterial.

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

Competition

The commercial banking business is highly competitive and the Company competes actively with national and state banks and bank holding company organizations for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, the Company competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. For example, may of the Company’s competitors are affiliated with large bank holding company systems that have greater financial and other resources than the Company. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company or the Bank.

The principal geographic area of the Company’s operations encompasses Nashville, Davidson County, Sumner County, and surrounding areas of Tennessee. In this area, there are many commercial banks and other financial institutions operating dozens of offices and branches (exclusive of free-standing ATM’s) and holding an aggregate (reportedly) of billions of dollars in deposits as of approximately June 30, 2002 (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as Union Planters Bank, N.A., SunTrust Bank, National Association, Regions Bank, National Bank of Commerce, SouthTrust Bank, National Association, Bank of America, U. S. Bank, N.A., and AmSouth Bank, as well as with a variety of other local banks, financial institutions, and financial services companies.

To compete with major financial institutions in its service area, the Company relies, in part, on specialized services, on a high level of personalized service and intensive customer-oriented services, local promotional activity, and personal contacts with customers by its officers, directors, and employees. For customers whose loan demands exceed the Bank’s lending limit, the Bank seeks to arrange for loans on a participation basis with correspondent banks. The Bank also assists customers requiring services not offered by the Bank in obtaining those services from its correspondent banks or other sources. Due to the intense competition in the financial industry, the Company makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds

Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operation (Item 6) and included as part of Appendix F.

Employees

At year-end 2002, the Bank employed sixty-five full-time, equivalent personnel on a part-time, basis. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(K) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

Economic Conditions and Governmental Policy; Laws and Regulations

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials and non-interest income. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its borrowers, together with securities held in its investment portfolio, comprise the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and even in foreign economic conditions might have on the Bank cannot be predicted by the Bank or the Company.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open- market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to “Item 1. Business - Supervision and Regulation.”

The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. The Company cannot predict changes in monetary policies or their impact on its operations and earnings.

Environmental Matters

The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to comply with these laws and regulations by virtue of its and the Company’s activities. However, such laws may from time to time affect the Company in the context of lending activities to borrowers who may themselves engage in activities or encounter circumstances in which the environmental laws, rules, and regulations are implicated.

Research

The Company makes no material expenditures for research and development.

Dependence Upon a Single Customer

The Company’s principal customers are generally located in the Middle Tennessee area with a concentration in Davidson County, Tennessee. The Company is not dependent upon a single customer or a very few customers. However, a substantial percentage of the Company’s total loans is secured by commercial real estate, most of which property is located in Davidson County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.

Line of Business

The Company’s principal business is the ownership of the Banks’ stock. The Bank operates under the Tennessee Banking Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2002.

Factors That May Affect Future Results of Operation

In addition to the other information contained in this Annual Report on Form 10-K, the following risks may affect the Company. If any of these risks occurs, the Company’s business, financial condition or operating results could be adversely affected.

The Company’s financial performance and profitability will depend on its ability to execute its corporate growth strategy and to manage recent and anticipated future growth. The Company’s success and profitability depend on the Company’s ability to maintain profitable operations through continued implementation of the Company’s community banking philosophy which emphasizes personal service and customer attention.

Changes in market interest rates may adversely affect the Company’s performance. For instance, the Company’s earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, its interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. Although management believes that the current level of interest rate sensitivity is reasonable, significant fluctuations and/or further increases in interest rates may have an adverse effect on the Company’s business, financial condition and results of operations. The recent downward plunge of interest rates has had a decidedly negative effect on the Bank’s (and thus the Company’s) profitability in the past year. See Item 7, “Management’s Discussion and Analysis.”

The Company’s Davidson County and Middle Tennessee business focus and economic conditions in these areas could adversely affect our operations. This is true because our operations are centralized and focused on this narrowly defined geographic area. As a result of this geographic concentration, the Company’s operating results depend largely upon economic conditions in these areas. A deterioration in economic conditions in these market areas, particularly in the construction and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Bank’s loan portfolio and on the demand for the Bank’s products and services, which in turn can be expected to have a negative, and perhaps material adverse, effect on results of operations of both the Bank and the Company.

As discussed above, the Company is subject to government regulation that could limit or restrict its activities. In turn, this could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on Company operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause the Company’s consolidated results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us. The ultimate impact of financial institution affiliations under the Financial Services Modernization Act, and other aspects of that law, cannot yet be predicted but could adversely affect the Company.

Competition may adversely affect the Company’s performance. The financial services business in the Company’s market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. (For instance, AmSouth’s recent acquisition of First American National Bank is another example of consolidation in the financial services business in the Company’s market areas.) The Company faces competition both in attracting deposits and in making loans. The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of services provided. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share or cause the prices charged by the Company and/or the Bank for services to fall. Thus results may differ in future periods depending upon the nature or level of competition.

If a significant number of the Bank’s borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Company will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of the Bank’s borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank’s credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect consolidated results of operations.

Recent Developments and Future Legislation

The following discussion contains a summary of recent legislative developments that can be expected to affect the Company’s and the Bank’s operations.

The Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations were issued by the SEC in connection with the new law in 2002, and again in January of 2003, and additional regulations are anticipated. This important law has far reaching impact on corporate affairs, particularly for companies that are listed on public securities exchanges such as the New York Stock Exchange and the NASDAQ. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission (“SEC”). The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.

As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Bank. Other well known recent development was the enactment of the Financial Services Modernization Act, which is expected to have an extensive impact on financial services in the United States. Additional developments include, for example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least five years by out-of-state banks and bank holding companies. It has also become possible to have “S corporation” tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to certain qualifying financial institutions.

The rules for accounting for mergers and acquisitions and the accounting for goodwill have been changed. These changes could impact the Company’s evaluation of future acquisitions or mergers. However, the impact of these changes cannot be properly evaluated at this time.

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

SELECTED FINANCIAL DATA AND STATISTICAL INFORMATION

Certain selected financial data and certain statistical data are set forth as part of Appendix F immediately following the Consolidated Financial Statements on page F-47. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 2. DESCRIPTION OF PROPERTY.

Offices and Properties

The Bank currently operates six full-service offices, including its main office, in Davidson and Sumner Counties in Tennessee. The following table shows the location and the Bank’s ownership rights in its offices:

Use	Type of Ownership	Property Location

Main Office of the Bank	Lease	1820 West End Avenue Nashville, Tennessee 37203

Downtown Branch	Lease	222 4th Avenue North Nashville, Tennessee 37219

Goodlettsville Branch	Own	140 Long Hollow Pike Goodlettsville, Tennessee 37072

Green Hills Branch	Lease	2200 Abbott Martin Road Nashville, Tennessee 37215

Hendersonville Branch	Own	370 East Main Street Hendersonville, Tennessee 37075

Hermitage Branch	Own	4422 Lebanon Road Hermitage, Tennessee 37076

Operations Center	Lease(1)	1816 Hayes Street Nashville, Tennessee 37203

(1)	This is a lease from Director Michael D. Shmerling. Please refer to Note 10 of the Consolidated Financial Statements for additional information concerning this lease.

***

The Bank’s operations center is located near the Company’s and Bank’s main office. The operations center is leased from a related party. Please refer to Item 13 of this Annual Report on Form 10-K, which is captioned “Certain Relationships and Related Transactions, and “ The Bank has no ATM’s.

In the judgment of the Company’s management, the facilities of the Company and the Bank are generally suitable and adequate for their current and reasonably foreseeable needs. However, new office sites are considered from time to time, although no such sites are likely to be considered before late 2003 at the earliest.

ITEM 3. LEGAL PROCEEDINGS.

There were no material legal proceedings pending at December 31, 2002, against the Company other than ordinary routine litigation incidental to their respective businesses, to which the Company is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

The Company’s common stock is sometimes thinly traded in the local over-the-counter market from time to time. Many transactions are believed to be privately negotiated. Management believes that Middle Tennessee is the principal market area for the common stock. The following table sets forth the estimated high and low sales prices per share of the common stock for each quarter of fiscal 2001 and 2002. Although management believes that this information is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals.

The publicly reported price of the Company’s common stock on March 25, 2003, was $18.75 per share. The Company’s common stock is currently traded on the OTC Bulletin Board with the trading symbol “CPBB.” The information concerning transactions in the Company’s common stock are believed to be reasonably accurate but are not guaranteed.

The following table shows quarterly high and low trade prices for the Company’s common stock as reported to the Company:

Reported Trade Prices: Company’s Common Stock (Price per share)

Calendar Quarter	High	Low

2002
Fourth Quarter	$18.18	$15.50
Third Quarter	16.50	14.25
Second Quarter	13.75	11.50
First Quarter	13.00	12.00
2001
Fourth Quarter	$12.50	$12.00
Third Quarter	13.25	13.25
Second Quarter	14.00	12.00
First Quarter	15.00	15.00

Although there is a limited public trading market for our Company’s common stock, because of the limited volume of trading and the fact that those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the common stock or of the prices at which the Company’s common stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the common stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

The Company’s Common Stock

The Company’s securities consist of its common voting stock, $4.00 par value, which is the Company’s only class of securities outstanding. As of March 1, 2003, the Company estimates that it has approximately 800 holders of its common stock. In its charter, the Company is authorized to issue 20,000,000 shares of its common stock, par value of $4.00 per share. No shares are reserved for issuance except up to 500,000 shares reserved in connection with the 2001 Capital Bancorp Stock Option Plan (the “Company’s stock option plan”). As of December 31, 2002, no stock options had been exercised and all 500,000 shares remain reserved.

As of December 31, 2002, there were 1,565,271 shares of the Company’s common stock outstanding and (to the Company’s best knowledge) entitled to vote. Each such share is entitled to one vote on all matters. The presence in person or by proxy of at least a majority of the total number of outstanding shares of the common stock entitled to vote is necessary to constitute a quorum at annual and other meetings of the shareholders. A share, once represented for any purpose at a meeting, is deemed present for purposes of determining a quorum for that meeting (unless the meeting is adjourned and a new record date is set for the adjourned meeting and as may be determined by a court in certain specified circumstances), even if the holder of the share abstains from voting with respect to any matter brought before the said meeting. Cumulative voting is not authorized. The Company’s common stock does not carry preemptive rights.

The Company’s common stock is registered under Section 12 of the Securities Exchange Act pursuant to 12 C.F.R. 240.12g-3(a) as a result of its share exchange with Capital Bank & Trust Company, the shares of which were registered under Section 12 of the Securities Exchange Act. The Company files periodic and other reports with the United States Securities and Exchange Commission. Under the Securities Exchange Act, the Company files annual, quarterly and other types of reports under, and its common shares are subject to all of the requirements of, the Securities Exchange Act.

Classified Board of Directors

The Company’s charter provides that the Company’s board of directors is divided into three classes, with each class to be as nearly equal in number as possible. The directors in each class serve three-year terms of office. The effect of the Company having a classified board of directors is that only approximately one third of the members of the Company’s board of directors are elected each year, which effectively requires two annual meetings for the Company stockholders to change a majority of the members of the Company’s board of directors.

The purpose of dividing the Company’s board of directors into classes is to facilitate continuity and stability of leadership of the Company by ensuring that experienced personnel familiar with the Company will be represented on the Company’s board of directors at all times, and to permit the Company’s management to plan for the future for a reasonable time. However, by potentially delaying the time within which an acquirer could obtain working control of the Company’s board of directors, this provision may discourage some potential share exchanges, tender offers, or takeover attempts.

Directors are elected by a plurality of the total votes cast by all stockholders. With cumulative voting, it may be possible for minority stockholders to obtain representation on the board of directors. Without cumulative voting, the holders of more than 50% of the shares of the Company common stock generally have the ability to elect 100% of the directors. As a result, the holders of the remaining shares of Company common stock effectively may not be able to elect any person to the Company’s board of directors. The absence of cumulative voting makes it more difficult for a Company stockholder who acquires less than a majority of the shares of the Company common stock to obtain representation on the Company’s board of directors.

Director Removal and Vacancies

The Company’s charter provides that: (1) a director may be removed by the Company stockholders only if the holders of seventy-five percent of the voting power of all shares of the Company capital stock entitled to vote generally in the election of directors vote for such removal and “cause” for removal exists; and (2) vacancies on the Company’s board of directors may be filled only by the Company’s board of directors. The purpose of these provisions is to prevent a majority stockholder from circumventing the classified board system by removing directors and filling the vacancies with new individuals selected by that stockholder. Accordingly, the provisions may have the effect of impeding efforts to gain control of the Company’s board of directors by anyone who obtains a controlling interest in the Company’s common stock. The term of a director appointed to fill a vacancy expires at the next meeting of stockholders at which that Class of directors is elected.

Director and Officer Indemnification and Limitation on Liability

Under the Tennessee Business Corporation Act, a corporation may indemnify any director against liability if the director:

•	Conducted himself or herself in good faith;

•	Reasonably believed, in the case of conduct in his or her official capacity with the corporation, that his or her conduct was in the best interests of the corporation;

•	Reasonably believed, in all other cases, that his or her conduct was at least not opposed to the corporation’s best interests; and

•	In the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful.

The Company’s charter and bylaws provide for indemnification of its directors, officers, employees and agents against liabilities and expenses incurred in legal proceedings concerning the Company, to the fullest extent permitted under Tennessee corporate law. Indemnification will only apply to persons who act in good faith, in a manner he or she reasonably believed to be in the best interest of the company, without willful misconduct or recklessness.

The present directors’ and officers’ liability insurance policy is expected to covers the typical errors and omissions liability associated with the activities of the Company and the Bank. The provisions of the insurance policy might not indemnify any of the Company’s or Bank’s officers and directors against liability arising under the Securities Act.

The Company’s charter eliminates a director’s liability to the Company or its shareholders for monetary damages to the maximum extent permitted by law. Section 48-18-301 of the Tennessee Business Corporation Act provides that a director shall not be liable for any action, or failure to take action if he or she discharges his or her duties:

•	In good faith;

•	With the care of an ordinarily prudent person in a like position under similar circumstances; and

•	In a manner the director reasonably believes to be in the best interests of the corporation.

In discharging her or his duties, a director may rely on the information, opinions, reports, or statements, including financial statements, if prepared or presented by officers or employees of the corporation whom the director reasonably believes to be reliable. The director may also rely on such information prepared or presented by legal counsel, public accountants or other persons as to matters that the director reasonably believes are within the person’s competence.

Unless limited by its charter, a Tennessee corporation must indemnify, against reasonable expenses incurred by him or her, a director who was wholly successful, on the merits or otherwise, in defending any proceeding to which he or she was a party because he or she is or was a director of the corporation. Expenses incurred by a director in defending a proceeding may be paid by the corporation in advance of the final disposition of the proceeding if three conditions are met:

•	The director must furnish the corporation a written affirmation of the director’s good faith belief that he or she has met the standard of conduct as set forth above;

•	The director must furnish the corporation a written undertaking by or on behalf of a director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the corporation against such expenses; and

•	A determination must be made that the facts then known to those making the determination would not preclude indemnification.

A director may apply for court-ordered indemnification under certain circumstances. Unless a corporation’s charter provides otherwise,

•	An officer of a corporation is entitled to mandatory indemnification and is entitled to apply for court-ordered indemnification to the same extent as a director,

•	The corporation may indemnify and advance expenses to an officer, employee, or agent of the corporation to the same extent as to a director, and

•	A corporation may also indemnify and advance expenses to an officer, employee, or agent who is not a director to the extent, consistent with public policy, that may be provided by its charter, bylaws, general or specific action of its board of directors, or contract.

The Company’s charter and bylaws provide for the indemnification of its directors and officers to the fullest extent permitted by Tennessee law. Amendment of this provision requires a vote of seventy-five percent (75%) of the outstanding Company shares unless a majority vote is expressly permitted by the board of directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the Company under the provisions described above, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Amendment of Charter and Bylaws

The Company may amend its charter in any manner permitted by Tennessee law. The Tennessee Business Corporation Act provides that a corporation’s charter may be amended by a majority of votes entitled to be cast on an amendment, subject to any condition the board of directors may place on its submission of the amendment to the stockholders. Unless the board of directors otherwise determines, the Company’s charter requires a vote of seventy-five percent or more of the shares of capital stock entitled to vote in an election of directors to amend the provisions of the charter governing directors, removal of directors, anti-takeover provisions, and indemnification provisions.

The Company’s board of directors may adopt, amend, or repeal the Company’s bylaws by a majority vote of the entire board of directors. The bylaws may also be amended or repealed by action of the Company’s stockholders, but only by a “supermajority vote” of not less than seventy-five percent of all outstanding shares of the Company entitled to vote at the meeting.

The Company’s charter requires that the Company’s board of directors must exercise all powers unless otherwise provided by law. The board of directors may designate an executive committee consisting of three or more directors and may, subject to certain exceptions, authorize that committee to exercise all of the authority of the board of directors.

Special Meetings of Stockholders

Special meetings of the Company’s stockholders may be called for any purpose or purposes, at any time, by the Chairman of the board of directors, the Chief Executive Officer, not less than eighty percent (80%) of the members of the board of directors, or by the holders of not less than seventy-five percent of the shares entitled to vote at such meeting.

Stockholder Nominations and Proposals

Holders of Company common stock are entitled to submit proposals to be presented at an annual meeting of the Company stockholders. The Company’s charter and bylaws provide that any proposal of a stockholder which is to be presented at any meeting of stockholders must be sent so it is to be received by the Company in advance of the meeting. All such proposals must meet the strict criteria set forth in the Company’s charter and bylaws.

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

In order for a shareholder to nominate a person for election to the board of directors of the Company at a meeting of shareholders, such shareholder shall have delivered timely notice of such shareholder’s intent to make such nomination in writing to the secretary of the Company. To be timely, unless otherwise provided by applicable law (including, without limitation, federal securities laws), a shareholder’s notice shall be delivered to or mailed and received at the principal executive offices of the Company (i) in the case of an annual meeting, not less than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made, and (ii) in the case of a special meeting at which directors are to be elected, not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election as a director at such meeting all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the Company’s books, of such shareholder and (B) the class and number of shares of the Company which are beneficially owned by such shareholder and also which are owned of record by such shareholder; and (iii) as to the beneficial owner, if any, on whose behalf the nomination is made, (A) the name and address of such person and (B) the class and number of shares of the Company which are beneficially owned by such person. In addition, the nominating shareholder is responsible for providing to the Company all of the information as to each nominee as is required by paragraphs (a), (d), (e) and (f) of Item 401 of the Securities and Exchange Commission’s Regulation S-K (or the corresponding provisions of any regulation subsequently adopted by the Securities and Exchange Commission applicable to the Company), together with each such person’s signed consent to serve as a director of the Company if elected. At the request of the board of directors, any person nominated by the board of directors for election as a director shall furnish to the secretary of the Company that information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee. It is the express intention that the foregoing information be provided to the board of directors and the shareholders so that adequate disclosure can be made to the shareholders. Accordingly, such information shall be provided notwithstanding that the Company is not at the time of the adoption of the Company’s bylaws, or at any other time, subject either to the Securities Exchange Act or to the rules and regulations of the Securities and Exchange Commission.

The chairperson of the meeting is required, if the facts so warrant, to determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the charter. If so, the chairperson must declare nomination defective and disregard it. A shareholder seeking to nominate a person to serve as a director must also comply with all applicable requirements of the Securities Exchange Act, together with the rules and regulations thereunder, to the extent applicable to the Company or any transaction brought before the Company’s shareholders.

•	The name and address of each proposed nominee.

•	The principal occupation of each proposed nominee.

•	The total number of shares of capital stock of the bank that will be voted for each proposed nominee.

•	The name and residence address of the notifying shareholder.

•	The number of shares of capital stock of the bank owned by the notifying shareholder.

If nominations are not made in accordance with the foregoing provisions, the chairperson of the meeting, in his/her discretion, may disregard the nomination, and upon his/her instructions, the vote tellers may disregard all votes cast for each such nominee.

Business Combinations

The Company’s charter provides that, unless more restrictively required by applicable law, the affirmative vote of the holders of seventy-five (75%) percent or more of the outstanding shares entitled to vote for the election of directors is required to authorize (1) any merger, share exchange or consolidation of the Company with or into another entity or (2) any sale, lease, or other disposition of all or substantially all of the

Company’s assets to another person or entity, except where any of these transactions will occur between the Company and any of its majority-owned, direct or indirect, subsidiaries.

The requirement of a supermajority vote of stockholders to approve certain business transactions may discourage a change in control of the Company by allowing a minority of the Company’s stockholders to prevent a transaction favored by the majority of the stockholders. A seventy-five percent (75%) vote of all issued and outstanding shares of Company common stock is required to approve a business combination transaction, unless there is an affirmative vote by seventy-five percent of the members of the board of directors to recommend the transaction to the shareholders, in which event a majority of the outstanding shares of the Company would be sufficient to approve the proposed transaction. This provision of the charter my enable management to retain substantial control over the affairs of the Company. The primary purpose of the supermajority vote requirement is to encourage negotiations with the Company’s management and board of directors by groups or companies interested in acquiring control of the Company and to reduce the danger of a forced share exchange or sale of assets.

As a Tennessee corporation, the Company is or could be subject to certain restrictions on business combinations under Tennessee law, including, but not limited to, combinations with interested stockholders.

Tennessee has multiple anti-takeover acts that are or may become applicable to the Company. These are the Tennessee Business Combination Act, the Tennessee Greenmail Act, and the Tennessee Investor Protection Act. The Tennessee Control Share Acquisition Act applies to the Company because the Company’s charter includes an express provision electing to be covered by that act.

The Tennessee Business Combination Act. The Tennessee Business Combination Act generally prohibits a “business combination” by the Company or a subsidiary with an “interested stockholder” within 5 years after the stockholder becomes an interested stockholder. But the Company or a subsidiary can enter into a business combination within that period if, before the interested stockholder became such, the Company board of directors approved:

•	The business combination; or

•	The transaction in which the interested stockholder became an interested stockholder.

After that 5 year moratorium, the business combination with the interested stockholder can be consummated only if it satisfies certain fair price criteria or is approved by two-thirds of the other stockholders.

For purposes of the Tennessee Business Combination Act, a “business combination” includes mergers share exchanges, sales and leases of assets, issuances of securities, and similar transactions. An “interested stockholder” is generally any person or entity that beneficially owns 10% or more of the voting power of any outstanding class or series of the Company stock.

Tennessee law also severely limits the extent to which the Company or any of its officers or directors could be held liable for resisting any business combination. Under the Tennessee Business Corporation Act, neither a Tennessee corporation having any stock registered or traded on a national securities exchange, nor any of its officers or directors, may be held liable for:

•	Failing to approve the acquisition of shares by an interested stockholder on or before the date the stockholder acquired such shares;

•	Seeking to enforce or implement the provisions of Tennessee law;

•	Failing to adopt or recommend any charter or by-law amendment or provision relating to such provisions of Tennessee law; or

•	Opposing any share exchange, exchange, tender offer, or significant asset sale because of a good faith belief that such transaction would adversely affect the corporation’s employees, customers, suppliers, the communities in which the corporation or its subsidiaries operate or any other relevant factor.

But the officers and directors can only consider such factors if the corporation’s charter permits the board to do so in connection with the transaction. The Company’s charter expressly permits the board to consider these factors.

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

The Tennessee Investor Protection Act. The Tennessee Investor Protection Act generally requires the registration, or an exemption from registration, before a person can make a tender offer for shares of a Tennessee corporation which, if successful, will result in the offeror beneficially owning more than 10% of any class of shares. Registration requires the filing with the Tennessee Commissioner of Commerce and Insurance of a registration statement, a copy of which must be sent to the target company, and the public disclosure of the material terms of the proposed offer. Additional requirements are imposed under that act if the offeror beneficially owns 5% or more of any class of equity securities of the target company, any of which was purchased within one year prior to the proposed takeover offer. The Tennessee Investor Protection Act also prohibits fraudulent and deceptive practices in connection with takeover offers, and provides remedies for violations. By its terms, this law is inapplicable to the bank and to bank holding companies. However, the Company’s charter provides that this law shall be applicable to the Company to the extent now or hereafter permitted by law.

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

The Tennessee Investor Protection Act applies to tender offers for corporations with substantial ties in Tennessee, including corporations incorporated in Tennessee or which have their principal offices in the state. The United States Court of Appeals for the Sixth Circuit has held that the application of this Act, and Tennessee’s other takeover statutes, to a target company that wasn’t organized under Tennessee law is unconstitutional. This happened in the case of Tyson Foods, Inc. v. McReynolds, 865 F.2d 99 (6th Cir. 1989).

The laws described above, together with provisions of the Company’s charter and bylaws, regarding business combinations might be deemed to make the Company less attractive as a candidate for acquisition by another company than would otherwise be the case in the absence of such provisions. For example, if another company should seek to acquire a controlling interest of less than seventy-five percent (75%) of the outstanding shares of the Company’s common stock, the acquirer would not thereby obtain the ability to replace a majority of the Company board of directors until at least the second annual meeting of stockholders following the acquisition. Furthermore the acquirer would not obtain the ability immediately to effect a share exchange, consolidation, or other similar business combination unless the described conditions were met.

As a result, the Company’s stockholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over prevailing market prices in a takeover context. The provisions described above also may make it more difficult for the Company’s stockholders to replace the Company board of directors or management, even if the holders of a majority of the Company’s common stock should believe that such replacement is in the interests of the Company. As a result, such provisions may tend to perpetuate the incumbent Company board of directors and management.

The Company’s charter provides that the affirmative vote of the holders of not less than 75% of the outstanding shares of its common stock is required to approve certain transactions with the Company or any of its affiliates specified therein, including any merger, consolidation, sale of all or substantially all of its assets, share exchange, or dissolution. The supermajority provision is inapplicable if the transaction has been approved (or in the case of a dissolution recommended for stockholder approval) by seventy-five (75%) of all directors of the Company then in office or if the other entity is a corporation of which a majority of the outstanding shares of all classes of stock entitled to vote in elections of directors is owned of record or beneficially by the Company or its affiliates. The share exchange was unanimously approved by Capital Bancorp’s board of directors, making the supermajority provision inapplicable to it.

Stock Option Plan

Certain shares are reserved for issuance as set forth in the description of the Company’s 2001 stock option plan appearing elsewhere in this Report.

Shareholders Rights Agreement

Effective as of July 18, 2001, the Board of Directors of the Company adopted a Shareholders Rights Agreement (the “Rights Agreement”). The following discussion is qualified in its entirety by the terms of the Rights Agreement, a copy of which is an Exhibit to the 2001 Annual Report on Form 10-K. On that date, as a result of the adoption of the Rights Agreement, the Board authorized and declared a dividend of one common share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock (the “Common Shares”). The dividend was payable on July 18, 2001, to the shareholders of record on that date (the “Record Date”), and with respect to Common Shares issued thereafter until the Distribution Date (as hereinafter defined) or the expiration or earlier redemption or exchange of the Rights. Except as set forth below, each Right entitles the registered holder to purchase from the Company, at any time after the Distribution Date one Common Share at a price per share of $90, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are as set forth in the Rights Agreement. The following description of the Rights is qualified by reference to the Rights Agreement, which is an Exhibit to this Report. The Board does not believe that this Rights Agreement will thwart honest offers to acquire control of the Company but will instead serve to prevent shareholders from being treated disparately and unfairly.

Initially the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) ten (10) days after the public announcement of a person’s or group of affiliated or associated persons’ having acquired beneficial ownership of ten percent (10%) or more of the outstanding Common Shares (such person or group being hereinafter referred to as an “Acquiring Person”); or (ii) ten (10) days (or such later date as the Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group’s becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”).

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

As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Right Certificates”) will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date (and to each initial record holder of certain Common Shares issued after the Distribution Date), and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on July 18, 2011 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

In addition, the Board of Directors of the Company may, at its option (provided that there are then Independent Directors in office and a majority of the Independent Directors concur), at any time and from time to time on or after triggering event, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the Agreement, for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date of this Agreement (such exchange ratio being the “Exchange Ratio”). The Company shall promptly give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void). In any exchange pursuant to applicable provisions of the Agreement, the Company, at its option, may substitute for any share of common stock exchangeable for a Right (i) common stock equivalents, (ii) cash, (iii) debt securities of the Company, (iv) other assets, or (v) any combination of the foregoing, having an aggregate value that a majority of the Independent Directors and the Board of Directors of the Company shall have determined in good faith to be equal to the Current Market Price of one share of Common Stock (as determined pursuant to the terms of the Agreement).

In the event that any person becomes an Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate and in the best interests of the Company, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates (a “Permitted Offer”)), each holder of a Right will thereafter have the right (the “Flip-In Right”) to acquire a Common Share for a purchase price equal to fifteen percent (15%) of the then current market price, or at such greater price as the Rights Committee shall determine (not to exceed thirty-three percent (33 1/3%) of such current market price). Notwithstanding the foregoing, all Rights that are, or were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable.

In the event that, at any time following the Distribution Date, (i) the Company is acquired in a merger or other business combination transaction in which the holders of all of the outstanding Common Shares immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation’s voting power, or (ii) more than fifty percent (50%) of the Company’s assets or earning power is sold or transferred, then each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right (the “Flip-Over Right”) to receive, upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder’s having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable; if a transaction results in a holders having a Flip-Over Right subsequent to a transaction resulting in a holders having a Flip-In Right, a holder will have Flip-Over Rights only to the extent such holders Flip-In Rights have not been exercised.

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

At any time prior to the time a person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment by the Rights Committee at a price between $.001 and $.01 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time on such basis and with such conditions as the Board of Directors in its sole discretion may establish.

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

The Company’s Preferred Stock

The charter of the Company authorizes the issuance by the Company of up to 20,000,000 shares of its preferred stock. The preferred stock may be issued by vote of the board of directors without Shareholder approval. The preferred stock may be issued in one or more classes and series, with such designations, full or limited voting rights (or without voting rights), redemption, conversion, or sinking fund provisions, dividend rates or provisions, liquidation rights, and other preferences and limitations as the board of directors may determine in the exercise of its business judgment. The preferred stock may be issued by the board of directors for a variety of reasons. The Company has no present plans to issue any of its preferred stock.

The preferred stock could be issued in public or private transactions in one or more (isolated or series of) issues. The shares of any issue of preferred stock could be issued with rights, including voting, dividend, and liquidation features, superior to those of any issue or class of Company’s common stock, including the share of the Company’s common stock. The issuance of shares of the preferred stock could serve to dilute the voting rights or ownership percentage of holders of the common shares. The issuance of shares of the preferred stock might also serve to deter or block any attempt to obtain control of the Company, or to facilitate any such attempt, thus having, potentially, either an “anti-takeover” or a contrary effect.

General Terms and Provisions Applicable to the Company’s Common Stock

Liquidation. In the event of liquidation, dissolution or winding up of the Company, shareholders are entitled to share ratably in all assets remaining after payment of liabilities.

Liability for Further Assessments. The Company’s shareholders are not subject to further assessments by the Company on their shares.

Sinking Fund Provision. The Company’s shares do not require a “sinking fund” which is a separate capital reserve maintained to pay shareholders with preferential rights for their investment in the event of liquidation or redemption.

Redemption Provision. The Company’s shareholders do not have a right of redemption, which is the right to sell their shares back to the Company.

(b) Holders

The approximate number of record holders, including those shares held in “nominee” or “street name,” of the Company’s common stock at March 1, 2003 was approximately 800.

(c) Dividends

The Company did not declare cash or stock dividends in 2002. Future dividends may be paid as determined by the Company’s Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company may pay dividends from time to time in accordance with Tennessee law. However, no dividend or other distribution can be made if the Company is insolvent or would be rendered insolvent by such action. Under the Tennessee Business Corporation Act, the holding company may not pay a dividend if afterwards:

•	The Company would be unable to pay its debts as they become due, or

•	The Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders.

Any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted. Cash available for dividend distribution to Shareholders must initially come from dividends which the Bank pays the Company. As a result, the legal restrictions on the Bank’s dividend payments also affect the ability of the holding company to pay dividends. See “Payment of Dividends.”

Please refer also to the discussion of dividends and related matters (such as “Capital Adequacy”) set forth in Item 1 of this Annual Report on Form 10-K.

The payment of dividends by any bank Company is, of course, dependent upon its consolidated earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of “Payment of Dividends” set forth in Item 1 of this Annual Report on Form 10-K, to Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), to Item 5 (“Market for Common Equity and Related Stockholder Matters”), and to Item 8 (the Consolidated Financial Statements).

(d) Recent Sales of Unregistered Securities

The Company issued no unregistered shares of its common stock in the fourth quarter of 2002.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data required by this part of this Annual Report on Form 10-K are set forth as part of Appendix F. The selected financial data and certain statistical data concerning the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” that is set forth as a part of Item 7 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operation” called for by this part is set forth as part of Appendix F. The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and the Bank, its subsidiary. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements (Item 8).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the Consolidated Financial Statements, the Statistical Data, Item 6, Item 7, and Item 8 for the information called for by this Item of the Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:

-	Independent Auditors’ Report;

-	Consolidated Balance Sheets — December 31, 2002 and 2001;

-	Consolidated Statements of Earnings — Three years ended December 31, 2002;

-	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2002;

-	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2002;

-	Consolidated Statements of Cash Flows — Three years ended December 31, 2002; and all

-	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference to the Registrant’s 2003 definitive proxy statement filed with the SEC on or about March 7, 2003 pursuant to Regulation 14A (“2003 Proxy Statement”). However, the information set forth in the 2003 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended (“Securities Act”), shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 11. EXECUTIVE COMPENSATION.

This information is incorporated by reference to the Registrant’s 2003 Proxy Statement. However, the information set forth in the 2003 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information is incorporated by reference to the Registrant’s 2003 Proxy Statement. However, the information set forth in the 2003 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to the Registrant’s 2003 Proxy Statement. However, the information set forth in the 2002 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

Please refer to Item 8 of this Annual Report on Form 10-K, and to Notes 10 and 15 of the Consolidated Financial Statements for additional information on related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President and Chief Executive Officer (CEO) and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and the CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date on which the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:

•	Consolidated Balance Sheets as of December 31, 2002 and 2001;

•	Consolidated Statements of Earnings for the three years ended December 31, 2002;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2002;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2002;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2002; and

•	All Notes to the foregoing Consolidated Financial Statements.

•	The listing of exhibits is incorporated by reference to the Exhibit Index appearing elsewhere in this report.

(b)	The Company filed one Current Report on Form 8-K in the fourth quarter of 2002 on October 7, 2002.

(c)	Exhibits — The exhibits required to be filed with this Annual Report on Form 10-K are attached hereto as a separate section of this Report.

(d)	Financial Statement Schedules — All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Report, or such information is disclosed in the consolidated financial statements or related notes to such financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Bancorp, Inc. (Registrant)

By: /s/ R. Rick Hart ———————————————- R. Rick Hart Chairman, President and Chief Executive Officer March 12, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Albert J. Dale, III Albert J. Dale, III	Director	March 12, 2003

By: /s/ R. Rick Hart R. Rick Hart	Chairman, President & Chief Executive Officer	March 12, 2003

By: /s/ Michael D. Shmerling Michael D. Shmerling	Director	March 12, 2003

By: /s/ Sally P. Kimble Sally P. Kimble	Executive Vice President, Chief Financial and Chief Accounting Officer	March 12, 2003

CERTIFICATION

I, R. Rick Hart, Chairman of the Board, President, and Chief Executive Officer of Capital Bancorp, Inc. (the “Company”), certify that:

1.	I have reviewed this report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 12, 2003

/s/ R. Rick Hart ———————— R. Rick Hart, Chairman, President And Chief Executive Officer

CERTIFICATION

I, Sally P. Kimble, Executive Vice President and Chief Financial and Accounting Officer of Capital Bancorp, Inc. (the “Company”), certify that:

1.	I have reviewed this report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.     The Company’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Sally P. Kimble Sally P. Kimble, Executive Vice President And Chief Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Location

2.1	Agreement and Plan of Share Exchange dated March 5, 2001.	(1)

3(i)	Charter	(1)

3(ii)	Bylaws	(2)

4.1	Charter	(3)

4.2	Bylaws	(4)

4.3	2001 Capital Bancorp, Inc. Stock Option Plan	(5)

4.4	Capital Bancorp, Inc. Shareholders Rights Agreement dated as of July 18, 2001.	(6)

10.1	Employment Agreement between Capital Bancorp, Inc. and R. Rick Hart dated December 13, 2000.	(7)

10.2	Employment Agreement between Capital Bancorp, Inc. and John W. Gregory, Jr., dated December 13, 2000.	(8)

10.3	Employment Agreement between Capital Bancorp, Inc. and H. Edward Jackson, III, as amended effective July 1, 2002.	(9)

11	Statement re: computation of per share earnings	(10)

12	Statement re computation of ratios	(11)

13	Annual Report to Security Holders	(12)

21	Subsidiaries of the Registrant for the year ended December 31, 2002.

99.1	Certification of Periodic Report by Chief Executive Officer.

99.2	Certification of Periodic Report by Chief Financial Officer. Proxy Statement for the 2003 Annual Meeting of Shareholders Scheduled to be held on April 10, 2003.	Filed with the SEC under Regulation 14A

(1)	Incorporated by reference to Exhibit 3(i) of the Company’s 2001 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibit 3(ii) of the Company’s 2001 Annual Report on Form 10-K.

(3)	Incorporated by reference to Exhibit 3(ii).

(4)	Incorporated by reference to Exhibit 3(ii).

(5)	Incorporated by reference to Exhibit 4.3 of the Company’s 2001 Annual Report on Form 10-K.

(6)	Incorporated by reference to Exhibit 4.4 of the Company’s 2001 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibit 10.1 of the Company’s 2001 Annual Report on Form 10-K.

(8)	Incorporated by reference to Exhibit 10.2 of the Company’s 2001 Annual Report on Form 10-K.

(9)	Incorporated by reference to Exhibit 10.3 of the Company’s 2001 Annual Report on Form 10-K, and to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2002.

(10)	Incorporated by reference to Note 16 of the Consolidated Financial Statements for the annual periods and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002.

(11)	Incorporated by reference to the Note 16 of the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002.

(12)	No portion of the Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K. Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information, as required by law, but shall not be deemed to be “filed” for any purpose.

APPENDIX F

2002 ANNUAL FINANCIAL DISCLOSURES

APPENDIX F

2002 ANNUAL FINANCIAL DISCLOSURES

CAPITAL BANCORP, INC. SELECTED FINANCIAL DATA
(Formerly Capital Bank & Trust Company)

	In Thousands, Except Per Share Information
	As Of December 31,

	2002	2001	2000	1999	1998

CONSOLIDATED BALANCE SHEETS:
Total assets end of year	$239,405	181,412	166,942	136,313	113,687
Loans, net	$173,385	138,952	114,703	102,912	73,691
Securities	$45,144	23,347	25,990	24,926	18,146
Deposits	$189,895	150,093	144,093	100,978	90,705
Stockholders’ equity	$18,632	16,521	15,282	19,062	14,216

	Years Ended December 31,

	2002	2001	2000	1999	1998

CONSOLIDATED STATEMENTS OF EARNINGS:
Interest income	$13,721	13,254	13,338	10,084	7,945
Interest expense	5,170	6,466	6,997	4,520	3,687

Net interest income	8,551	6,788	6,341	5,564	4,258
Provision for possible loan losses	1,090	570	792	450	280

Net interest income after provision for possible loan losses	7,461	6,218	5,549	5,114	3,978
Non-interest income	1,978	1,308	812	762	659
Non-interest expense	6,853	5,945	5,095	4,201	3,101

Earnings before income taxes	2,586	1,581	1,266	1,675	1,536
Income taxes	959	592	179	637	598

Net earnings	$1,627	989	1,087	1,038	938

Comprehensive earnings	$2,111	1,189	1,520	384	914

Cash dividends declared	$—	—	—	—	—

PER SHARE DATA:
Basic earnings per common share	$1.04	0.63	0.68	0.64	0.69
Diluted earnings per common share	$1.01	0.62	0.65	0.59	0.56
Cash dividends	$—	—	—	—	—
Book value	$11.90	10.55	9.79	10.53	10.42
RATIOS:
Return on average stockholders’ equity	9.30%	6.19%	7.26%	6.06%	6.81%
Return on average assets	0.78%	0.57%	0.72%	0.86%	1.00%
Capital to assets	7.78%	9.11%	9.15%	13.98%	12.50%
Dividends declared per share as percentage of basic earnings per share	—%	—%	—%	—%	—%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

      Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations and financial condition affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

General

      Effective July 1, 2001, Capital Bancorp, Inc. (“Company”) acquired 100% of the common stock of Capital Bank & Trust Company (“Bank”), and accordingly, became a one bank holding company. Management believes that the holding company structure will permit greater flexibility in the expansion of the Company’s present business and will allow the Company to be more responsive to its customers broadening and changing financial needs. The transaction has been treated as a reorganization for accounting purposes; and accordingly, the comments included in this analysis are made considering the share exchange was effective retroactive for all periods discussed. Capital Bank & Trust Company is a community bank headquartered in Nashville, Tennessee serving Davidson, Sumner and Wilson Counties, Tennessee and surrounding counties as its primary market area. During the year ended December 31, 2000 the Bank opened two new branches in Sumner County, Tennessee at a land and building cost of $2,806,000. During the year ended December 31, 2001, the Company opened a new branch in Western Wilson County at a land and building cost of $1,393,000. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that its market area offers an environment for continued growth and the Company’s target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company’s core deposit base.

      Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to limit the size of its loan portfolio to approximately 80% of deposit balances; however, the quality of lending opportunities as well as the desired loan to deposit ratio will determine the size of the loan portfolio. At December 31, 2002 and 2001 the ratio was 92.6% and 94.0%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company’s policy is to have a diverse loan portfolio not dependent on any particular market or industrial segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources, Capital and Dividends

      The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total average assets for the most recent quarter of at least 4%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Company and the Bank have a Tier 1 risk based ratio of 10.0%, a total risk-based capital ratio of 11.2% and a leverage capital ratio of 7.7%, and were therefore within the “well capitalized” category under the regulations. The comparable ratios at December 31, 2001 were 11.5%, 12.8% and 9.2%, respectively. The decline in the ratios from 2001 to 2002 relates to the continued growth of the Company.

      During 2000, the Company acquired 250,000 shares of common stock at a price of $18.00 per share from its then largest shareholder. In addition, the shareholder exercised all of his options for 112,500 shares at a total exercise price of $1,225,000. The Company then acquired these shares at $18.00 per share. The net effect of these transactions was to reduce the total capital of the Company by $5,300,000. The Company’s capital was increased during 2000 resulting from net earnings of $1,087,000 and a decrease in the net unrealized loss on available-for-sale securities, net of taxes of $433,000. All this activity resulted in a decline in stockholders’ equity of $3,780,000 from $19,062,000 at December 31, 1999 to $15,282,000 at December 31, 2000. The decrease in stockholders’ equity and an increase in the Bank’s assets resulted in the lower capital ratios at December 31, 2000. Management believes that the lower capital and resulting higher leveraged capital position will ultimately result in a higher return on equity for the stockholders while at the same time maintaining sound capital ratios that meet the regulatory requirements. The return on equity (net income divided by average equity) increased from 6.2% to 9.3% from 2001 to 2002.

Financial Condition

      During 2002, total assets increased $57,993,000 or 32.0% from $181,412,000 at December 31, 2001 to $239,405,000 at December 31, 2002. Loans, net of allowance for possible loan losses, increased from $138,952,000 to $173,385,000 or 24.8% during fiscal year 2002. The net increase in loans for 2002 was due primarily to a 10.2% increase in commercial, financial and agricultural loans, a 8.6% increase in installment loans, a 30.4% increase in real estate -mortgage loans and a 130.0% increase in real estate — construction loans.

      Securities increased 93.4% from $23,347,000 at December 31, 2001 to $45,144,000 at December 31, 2002. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $4,414,000, obligations of state and political subdivisions increased $1,059,000, corporate and other securities increased $701,000 and there was an increase in mortgage backed securities of $15,623,000. At December 31, 2002 the market value of the Company’s securities portfolio was greater than its amortized cost by $814,000 (1.8%). At December 31, 2001 the market value of the Company’s securities portfolio was greater than its amortized cost by $29,000 (.1%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2002 was 4.39%.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Continued

      The Company applies the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

      All the Company’s securities are classified as available-for-sale.

	2002		2001

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(In Thousands)		(In Thousands)
U.S. Treasury and other U.S government agencies and corporations	$14,218	14,466	10,078	10,052
Obligations of states and political subdivisions	2,125	2,180	1,104	1,121
Mortgage-backed securities	26,190	26,701	11,040	11,078
Corporate and other securities	1,797	1,797	1,096	1,096

	$44,330	45,144	23,318	23,347

      During the year ended December 31, 2000 the net increase in capital included $433,000 which represents the unrealized appreciation in securities available-for-sale of $697,000 net of applicable taxes of $264,000. During the year ended December 31, 2001 the net increase in capital included $200,000 which represents the unrealized appreciation in securities available-for-sale of $322,000 net of applicable taxes of $122,000. During the year ended December 31, 2002, the net increase in capital included $484,000 which represents the unrealized gain on securities available-for-sale of $784,000 net of applicable taxes of $300,000.

      The increase in assets in 2002 was funded primarily by increases in deposits. Total deposits increased from $150,093,000 at December 31, 2001 to $189,895,000 at December 31, 2002 representing an increase of 26.5%. Demand deposit accounts increased 24.2% from $14,962,000 at December 31, 2001 to $18,584,000 at December 31, 2002. Additionally, an increase in certificates of deposit and individual retirement accounts $100,000 or greater accounts of $28,115,000 or 88.1% contributed to the increases in deposits for 2002. Money market demand deposits decreased by $4,071,000 or 6.5% as a result of management’s change in pricing strategy. Securities sold under repurchase agreements increased $368,000 during 2002 and advances from Federal Home Loan Bank increased $14,787,000 in 2002.

      The Company’s allowance for loan losses at December 31, 2002 was $2,535,000 as compared to $2,122,000 at December 31, 2001. Non-performing loans amounted to $1,590,000 at December 31, 2002 compared to $1,770,000 at December 31, 2001. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-off’s totaled $677,000 for 2002, $334,000 for 2001 and $236,000 for 2000. The provision for possible loan losses was $1,090,000 in 2002, $570,000 in 2001 and $792,000 in 2000. The net charge-off’s in 2002, 2001 and 2000 are considered by management to be reasonable.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Continued

      The allowance for possible loan losses, amounting to $2,535,000 at December 31, 2002, represents 1.4% of total loans outstanding. At December 31, 2001, the allowance for possible loan losses represented 1.5% of total loans outstanding. Management has in place a system to identify and monitor problem loans. A formal review is prepared monthly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this monthly assessment. The review is presented to and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at December 31, 2002 to be adequate.

Liquidity

      Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 92.6% and 94.0% at December 31, 2002 and December 31, 2001, respectively.

      The Company’s investment portfolio, as represented above, consists of earning assets that provide interest income.

      Funds management decisions must reflect management’s intent to maintain profitability in both the immediate and long-term earnings. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets periodically to analyze the rate sensitivity position of the Company. These meetings focus on the spread between the Company’s cost of funds and interest yields generated primarily through loans and investments.

      Capital Bancorp, Inc. presently maintains a liability sensitive position over the 2003 year or a negative gap. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2002:

Interest-rate sensitivity				One Year
gaps:	1-90	91-180	181-365	and
(In Thousands)	Days	Days	Days	Longer	Total

Interest-earning assets	$95,660	5,818	8,588	117,018	227,084
Interest-bearing liabilities	99,272	11,787	14,541	75,340	200,940

Interest sensitivity gap	$(3,612)	(5,969)	(5,953)	41,678	26,144

Cumulative gap	$(3,612)	(9,581)	(15,534)	26,144

Interest rate sensitivity gap as a % of total assets	(1.51)%	(2.49)%	(2.49)%	17.41%

Cumulative gap as a % of total assets	(1.51)%	(4.00)%	(6.49)%	10.92%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Continued

      Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

      It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

Results of Operations

      Net earnings for 2002 totaled $1,627,000 which was an increase of $638,000 or 64.5% from $989,000 for 2001. Net earnings for the year ended December 31, 2001 decreased $98,000 or 9.0% from $1,087,000 for fiscal year 2000. Basic earnings per common share was $1.04 in 2002, $.63 in 2001 and $.68 in 2000. Diluted earnings per common share were $1.01, $.62 and $.65 in 2002, 2001 and 2000, respectively. Average earning assets increased $37,122,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Average earning assets increased $18,813,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Additionally, the net interest spread increased from 4.01% in 2001 to 4.19% in 2002. The net interest spread was 4.15% in 2000. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. The decrease in the net interest spread from 2000 to 2001 is attributable to funding of interest bearing assets by increases in securities sold under repurchase agreements and advances from the Federal Home Loan Bank. These items typically have higher interest rates than are paid on customer deposits. The interest spread increased from 2001 to 2002 because interest bearing deposits repriced more rapidly than interest bearing loans in a declining rate environment.

      Net interest income before provision for possible loan losses for 2002 totaled $8,551,000 as compared to $6,788,000 for 2001 and $6,341,000 for 2000. The provision for possible loan losses was $1,090,000 in 2002, $570,000 in 2001 and $792,000 in 2000. Net charge-off’s in 2002 were $677,000 as compared to $334,000 in 2001 and $236,000 in 2000.

      Non-interest income increased 51.2% to $1,978,000 in 2002 from $1,308,000 in 2001. The increase is primarily the result of increases in service charges on deposit accounts of $439,000, gain on sale of loans of $191,000 and other fees and commissions of $40,000. Non-interest income of $1,308,000 in 2001 was an increase of approximately 61.1% from $812,000 in 2000. The increase in 2001 resulted primarily from increases in service charges on deposits of $230,000, gain on sale of loans of $210,000 and other fees and commissions of $55,000. The increase in service charges is attributable to implementation of a bounce protection program for the Company’s customers.

      Non-interest expense increased 15.3% to $6,853,000 in 2002 from $5,945,000 in 2001. Non-interest expense was $5,095,000 in 2000. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing, Federal deposit insurance and state banking fees, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 2002 was primarily attributable to an increase in salaries and employment benefits of $516,000 (15.4%), an increase in occupancy expenses of $27,000 (3.9%), an increase in furniture and equipment expenses of $29,000 (7.8%) and increases in other operating expenses of $252,000 or 21.5%. The non-interest expense increased approximately 16.7% from 2000 to 2001 and was due primarily to increases in salaries and employees benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses.

      Income tax expense increased to $959,000 in 2002 from $592,000 in 2001. The income tax expense for 2000 was $179,000. The tax expense for 2000 was reduced significantly as a result of a compensation deduction of $800,000 related to stock options exercised pursuant to a nonqualified stock option plan. The combined Federal and state income tax effect of this item was $304,000. The balance of the increase in tax expenses results primarily from an increase in pretax earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations, Continued

      Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Impact of Inflation

      Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company’s performance since they impact both interest revenues and interest costs.

Impact of New Accounting Standards

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transactions and, if it is, the type of hedge transaction. In June of 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137). SFAS 137 delays the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a significant impact on the Company’s results of operations or its financial position.

      In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 138 provides several technical amendments to SFAS No. 133. Since Capital Bancorp, Inc. does not hold any derivative instruments or engagement in hedging activities, SFAS No. 138 has not had a significant impact on the Company’s financial position and results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS No. 142 is effective on January 1, 2002. These statements are not expected to have any impact on the Company’s financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result form the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since Capital Bancorp, Inc. does not have any legal obligations as described above, this statement is not expected to have any impact on the Company’s financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS 144. This statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant impact on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of New Accounting Standards, Continued

      In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends SFAS No. 72 and FASB Interpretation No. 9 to eliminate all acquisitions of financial institutions other than transactions between mutual enterprises from their scope. Accordingly, the excess of the purchase price paid to acquire a financial institution over the fair value of the identifiable tangible and intangible assets and liabilities acquired now must be recorded as goodwill following SFAS No. 141 and assessed for impairment following SFAS No. 142, Goodwill and Other Intangible Assets. Capital Bancorp, Inc. will adopt SFAS 147 immediately, but it is not expected to have any current impact on the Company’s financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

      The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s current operations, the Company is not presently subject to foreign currency exchange or commodity price risk.

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

      The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002:

Held for Purposes	Expected Maturity Date -
Other Than Trading	Year Ending December 31,						Fair
(In Thousands)	2003	2004-2005	2006-2007	2008-2012	Thereafter	Total	Value

Earning assets:
Loans, net of unearned interest	$61,020	49,748	39,997	18,912	6,243	175,920	179,074
Average interest rate	6.36%	7.022%	6.93%	5.36%	7.21%	6.61%
Securities	2,054	5,556	2,889	11,949	22,696	45,144	45,144
Average interest rate	4.33%	3.45%	3.80%	3.16%	4.90%	4.39%
Loans held for sale	5,769	—	—	—	—	5,769	5,769
Average interest rate	5.86%	—	—	—	—	5.86%
Interest-bearing deposits in financial institutions	251	—	—	—	—	251	251
Average interest rate	5.56%	—	—	—	—	5.56%
Interest-bearing liabilities:
Interest-bearing time deposits	43,422	48,768	7,095	—	—	99,285	101,264
Average interest rate	2.59%	3.93%	4.62%	—	—	3.40%
Negotiable order of withdrawal accounts	11,955	—	—	—	—	11,955	11,955
Average interest rate	0.29%	—	—	—	—	0.29%
Money market demand accounts	58,179	—	—	—	—	58,179	58,179
Average interest rate	1.30%	—	—	—	—	1.30%
Savings deposits	1,892	—	—	—	—	1,892	1,892
Average interest rate	0.80%	—	—	—	—	0.80%
Federal funds purchased	620	—	—	—	—	620	620
Average interest rate	1.65%	—	—	—	—	1.65%
Securities sold under repurchase agreements	3,222	—	—	—	—	3,222	3,222
Average interest rate	1.61%	—	—	—	—	1.61%
Advances from Federal Home Loan Bank	—	—	—	25,787	—	25,787	24,758
Average interest rate	—	—	—	4.36%	—	4.36%

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Capital Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.

February 7, 2003

CAPITAL BANCORP, INC.
Consolidated Balance Sheets

December 31, 2002 and 2001

	(In Thousands)

	2002	2001

ASSETS
Loans, net of allowance for possible loan losses of $2,535,000 and $2,122,000, respectively	$173,385	$138,952
Securities available-for-sale, at market (amortized cost $44,330,000 and $23,318,000, respectively)	45,144	23,347
Loans held for sale	5,769	3,514
Interest-bearing deposits in financial institutions	251	251
Federal funds sold	—	2,450

Total earning assets	224,549	168,514

Cash and due from banks	5,160	4,040
Premises and equipment, net	5,060	5,428
Accrued interest receivable	1,107	868
Deferred income taxes	546	724
Other real estate	505	244
Other assets	2,478	1,594

Total assets	$239,405	$181,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$189,895	$150,093
Securities sold under repurchase agreements	3,222	2,854
Accrued income taxes	77	33
Accrued interest and other liabilities	1,172	911
Advances from Federal Home Loan Bank	25,787	11,000
Federal funds purchased	620	—

Total liabilities	220,773	164,891

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $4 per share, authorized 20,000,000 shares, 1,565,271 shares issued and outstanding, respectively	6,261	6,261
Additional paid-in capital	5,909	5,909
Retained earnings	5,960	4,333
Net unrealized gain on available-for-sale securities, net of taxes of $311,000 and $11,000, respectively	502	18

Total stockholders’ equity	18,632	16,521

COMMITMENTS AND CONTINGENCIES Total liabilities and stockholders’ equity	$239,405	$181,412

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Years Ended December 31, 2002

	(In Thousands)

	2002	2001	2000

Interest income:
Interest and fees on loans	$12,050	$11,488	$11,335
Interest and dividends on securities:
Taxable securities	1,370	1,120	1,589
Exempt from Federal income taxes	71	51	51
Interest on loans held for sale	147	144	83
Interest on Federal funds sold	64	408	261
Interest on interest-bearing deposits in financial institutions	19	43	19

Total interest income	13,721	13,254	13,338

Interest expense:
Interest on savings accounts	12	11	11
Interest on negotiable order of withdrawal accounts	51	145	139
Interest on money market accounts	1,053	2,379	3,094
Interest on certificates of deposits over $100,000	1,828	1,681	1,254
Interest on certificates of deposits — other	1,274	1,716	1,780
Interest on securities sold under repurchase agreements	47	81	82
Interest on Federal funds purchased	10	—	75
Interest on advances from Federal Home Loan Bank	895	453	562

Total interest expense	5,170	6,466	6,997

Net interest income before provision for possible loan losses	8,551	6,788	6,341
Provision for possible loan losses	1,090	570	792

Net interest income after provision for possible loan losses	7,461	6,218	5,549
Non-interest income:
Service charges on deposit accounts	1,029	590	360
Other fees and commissions	166	126	71
Gain on sales of loans	782	591	381
Gain on disposal of premises and equipment	—	1	—
Gain on sale of securities	1	—	—

Total non-interest income	1,978	1,308	812

Non-interest expense:
Employee salaries and benefits	3,858	3,342	2,872
Occupancy expenses	728	701	544
Furniture and equipment expenses	399	370	316
Legal fees	215	97	67
Data processing expenses	209	197	156
Loss on sale of other real estate	19	67	46
Loss on disposal of premises and equipment	2	—	—
Other operating expenses	1,423	1,171	1,094

Total non-interest expense	6,853	5,945	5,095

Earnings before income taxes	2,586	1,581	1,266
Income taxes	959	592	179

Net earnings	$1,627	$989	$1,087

Basic earnings per common share	$1.04	$.63	$.68

Diluted earnings per common share	$1.01	$.62	$.65

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Consolidated Statements of Comprehensive Earnings

Three Years Ended December 31, 2002

	(In Thousands)

	2002	2001	2000

Net earnings	$1,627	$989	$1,087

Other comprehensive earnings, net of tax:
Net unrealized gains on available-for-sale securities arising during period, net of tax expense of $300,000, $122,000 and $264,000, respectively	485	200	433
Less: reclassification adjustment for net gains included in net earnings, net of taxes	(1)	—	—

Other comprehensive earnings	484	200	433

Comprehensive earnings	$2,111	$1,189	$1,520

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity

Three Years Ended December 31, 2002

	(In Thousands)

					Net
					Unrealized
					Gain (Loss)
					On Available-
	Preferred	Common		Retained	For-Sale
	Stock	Stock	Surplus	Earnings	Securities	Total

Balance December 31, 1999	$—	$7,241	$10,179	$2,257	$(615)	$19,062
Issuance of 112,500 shares of common stock related to exercise of stock options	—	—	1,225	—	—	1,225
Redemption of 112,500 stock options	—	—	(2,025)	—	—	(2,025)
Redemption of 250,000 shares of common stock	—	(1,000)	(3,500)	—	—	(4,500)
Net change in unrealized gain on available-for-sale securities, net of taxes of $264,000	—	—	—	—	433	433
Net earnings for the year	—	—	—	1,087	—	1,087

Balance December 31, 2000	—	6,241	5,879	3,344	(182)	15,282
Issuance of 5,000 shares of common stock related to exercise of stock options	—	20	30	—	—	50
Net change in unrealized gain on available-for-sale securities, net of taxes of $122,000	—	—	—	—	200	200
Net earnings for the year	—	—	—	989	—	989

Balance December 31, 2001	—	6,261	5,909	4,333	18	16,521
Net change in unrealized gain on available-for-sale securities, net of taxes of $300,000	—	—	—	—	484	484
Net earnings for the year	—	—	—	1,627	—	1,627

Balance December 31, 2002	$—	$6,261	$5,909	$5,960	$502	$18,632

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Consolidated Statements of Cash Flows

Three Years Ended December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)

	2002	2001	2000

Cash flows from operating activities:
Interest received	$13,636	$13,401	$12,913
Fees received	1,195	716	431
Interest paid	(5,074)	(6,518)	(7,003)
Cash paid to suppliers and employees	(6,784)	(5,998)	(4,966)
Proceeds from loan sales	52,411	41,645	21,614
Originations of loans held for sale	(53,884)	(43,803)	(21,337)
Income taxes paid	(1,198)	(439)	(585)

Net cash provided by (used in) operating activities	302	(996)	1,067

Cash flows from investing activities:
Purchase of available-for-sale securities	(35,925)	(19,948)	(1,385)
Proceeds from maturities of available-for-sale securities	12,760	23,023	1,275
Proceeds from sales of available-for-sale securities	2,001	—	—
Loans made to customers, net of repayments	(36,677)	(25,459)	(13,201)
Purchase of premises and equipment	(67)	(1,275)	(3,277)
Proceeds from disposal of premises and equipment	—	4	—
Decrease (increase) in interest-bearing deposits in financial Institutions	(175)	245	(63)
Expenditures on other real estate	(1)	(12)	(30)
Proceeds from sale of other real estate	875	834	511

Net cash used in investing activities	(57,209)	(22,588)	(16,170)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	116	823	43,370
Net increase (decrease) in time deposits	39,686	5,177	(255)
Redemption of common stock and stock options	—	—	(6,525)
Proceeds from exercise of stock options	—	50	1,225
Increase (decrease) in securities sold under repurchase Agreements	368	1,309	(638)
Net increase (decrease) in advances from Federal Home Loan Bank	14,787	6,000	(8,275)
Net increase in Federal funds purchased	620	—	—

Net cash provided by financing activities	55,577	13,359	28,902

Net increase (decrease) in cash and cash equivalents	(1,330)	(10,225)	13,799
Cash and cash equivalents at beginning of year	6,490	16,715	2,916

Cash and cash equivalents at end of year	$5,160	$6,490	$16,715

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Three Years Ended December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)

	2002	2001	2000
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$1,627	$989	$1,087
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	433	406	319
Amortization and accretion	210	(47)	(194)
Provision for possible loan losses	1,090	570	792
FHLB dividend reinvestment	(54)	(58)	(58)
Provision for deferred income taxes	(123)	(79)	(207)
Loss (gain) on disposal of premises and equipment	2	(1)	—
Gain on sale of security	(1)	—	—
Loss on sale of other real estate	19	67	46
Decrease (increase) in accrued interest receivable	(239)	256	(168)
Increase in loans held for sale	(2,255)	(2,749)	(104)
Increase (decrease) in accrued interest payable	96	(52)	(6)
Increase in other assets	(712)	(271)	(653)
Increase (decrease) in other liabilities	165	(59)	255
Increase (decrease) in accrued income taxes	44	32	(42)

Total adjustments	(1,325)	(1,985)	(20)

Net cash provided by (used in) operating activities	$302	$(996)	$1,067

Supplemental Schedule of Non-Cash Activities:
Unrealized gain on available-for-sale securities, net of tax expense of $300,000, $122,000 and $264,000, Respectively	$484	$200	$433

Non-cash transfers from loans to other real estate	$1,154	$640	$618

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies

The accounting and reporting policies of Capital Bancorp, Inc. and Subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the more significant policies.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Capital Bank & Trust Company and its wholly-owned subsidiaries, CBTC Corporation and Capital Housing Improvement Projects, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. On April 24, 2001, the stockholders of Capital Bank & Trust Company voted to exchange their stock for stock in Capital Bancorp, Inc. Effective July 1, 2001, Capital Bancorp, Inc. became a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The transaction has been treated as a reorganization for accounting purposes. The transaction has no effect on the previously reported data included in the 2001 and 2000 financial statements of Capital Bank & Trust Company.

(b)	Nature of Operations

Capital Bank & Trust Company is a state chartered bank which began operations on May 25, 1994. Capital Bank & Trust Company provides full banking services. As a state bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by Capital Bank & Trust Company is Davidson and surrounding counties of Middle Tennessee. Services are provided at the main office in Nashville, Tennessee and five branches.

(c)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for possible loan losses and the valuation of debt and equity securities and the related deferred taxes.

(d)	Loans

Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans, Continued

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for possible loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for possible loan losses.

The Company’s installment loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

The Company considers all loans subject to the provisions of SFAS No. 114 that are on a nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans, Continued

Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

(e)	Allowance for Possible Loan Losses

The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

The allowance for possible loan losses consists of an allocated portion and an unallocated, or general portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(e)	Allowance for Possible Loan Losses, Continued

The allowance for possible loan losses is increased by provisions for possible loan losses charged to expense and is reduced by loans charged off net of recoveries on loans previously charged off. The provision is based on management’s determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

(f)	Loans Held-For-Sale

Mortgage loans held for sale are reported at the lower of cost or market value, determined by outstanding commitments from investors at the balance sheet date. These loans are valued on an aggregate basis.

(g)	Securities

The Company accounts for securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Securities Held-to-Maturity

Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. No securities have been classified as securities held-to-maturity.

•	Trading Securities

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. No securities have been classified as trading securities.

•	Securities Available-for-Sale

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

The Company has classified all its securities as securities available-for-sale.

Realized gains or losses from the sale of securities are recognized upon realization based upon the specific identification method.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(h)	Premises and Equipment

Premises and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

Expenditures for major renewals and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

(i)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Company maintains deposits in excess of the Federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound.

(j)	Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Each corporation provides for income taxes on a separate-return basis.

(k)	Stock Options

The Company uses the fair value method to calculate the compensation reported in the proforma earnings in note 15 to the consolidated financial statements.

(l)	Advertising Costs

Advertising costs are expensed when incurred by the Company.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(m)	Other Real Estate

Real estate acquired in the settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value, less estimated cost to sell. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

(n)	Reclassification

Certain reclassifications have been made to the 2001 and 2000 figures to conform to the presentation for 2002.

(o)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(2)	Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2002 and 2001 is as follows:

	(In Thousands)

	2002	2001

Commercial, financial and agricultural	$88,406	$80,224
Installment	5,766	5,309
Real estate — mortgage	60,260	46,198
Real estate — construction	21,488	9,343

	175,920	141,074
Allowance for possible loan losses	2,535	2,122

	$173,385	$138,952

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(2)	Loans and Allowance for Possible Loan Losses, Continued

      The principal maturities on loans at December 31, 2002 are as follows:

	(In Thousands)

	Commercial,
	Financial
	and		Real Estate -	Real Estate-
Maturity	Agricultural	Installment	Mortgage	Construction	Total

3 months or less	$6,528	$768	$5,161	$6,238	$18,695
3 to 12 months	20,423	1,148	9,011	11,743	42,325
1 to 5 years	56,148	3,850	26,240	3,507	89,745
Over 5 Years	5,307	—	19,848	—	25,155

	$88,406	$5,766	$60,260	$21,488	$175,920

At December 31, 2002, variable rate and fixed rate loans total $84,625,000 and $91,295,000, respectively. At December 31, 2001, variable rate and fixed rate loans total $58,163,000 and $82,911,000, respectively.

In the normal course of business, the Company has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $3,573,000 and $2,768,000 at December 31, 2002 and 2001, respectively. As of December 31, 2002, none of these loans were restructured, nor were any related party loans charged off in 2002 and 2001.

An analysis of the activity with respect to such loans to related parties is as follows:

	(In Thousands)

	December 31,

	2002	2001

Balance, January 1	$2,768	$1,195
New loans during the year	1,193	8,382
Repayments during the year	(388)	(6,809)

Balance, December 31	$3,573	$2,768

In 2002, 2001 and 2000, the Company originated loans for sale in the secondary market approximating $53,884,000, $43,803,000 and $21,337,000, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold for a period of one year. At December 31, 2002, the Company had not been required to repurchase any of the loans originated by the Company and sold in the secondary market. The gain on sale of these loans totaled $782,000, $591,000 and $381,000 in 2002, 2001 and 2000, respectively. Management expects no loss to result from these recourse provisions.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(2)	Loans and Allowance for Possible Loan Losses, Continued

Loans which have been placed on non-accrual status totaled $1,306,000 and $1,268,000 at December 31, 2002 and 2001, respectively. Had interest on these loans been accrued, interest income would have been increased by approximately $28,000, $56,000 and $34,000 in 2002, 2001 and 2000, respectively.

Transactions in the allowance for possible loan losses of the Company for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	(In Thousands)

	2002	2001	2000

Balance — beginning of period	$2,122	$1,886	$1,330
Provision charged to operating expense	1,090	570	792
Loans charged off	(712)	(359)	(247)
Recoveries	35	25	11

Net charge-offs	(677)	(334)	(236)

Balance — end of year	$2,535	$2,122	$1,886

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Davidson County. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2002 and 2001 were as follows:

	(In Thousands)

	2002	2001

Recorded investment	$1,150	$1,222
Loan loss reserve	$290	$425

The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001 was $162,000 and $596,000, respectively. There was no interest income recognized on these loans during 2002 and 2001 for the period that such loans were impaired.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31 was as follows:

	(In Thousands)

	Securities Available-For-Sale

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$14,218	$248	$—	$14,466
Obligations of states and political subdivisions	2,125	56	1	2,180
Mortgage-backed securities	26,190	529	18	26,701
Corporate and other securities	1,797	—	—	1,797

	$44,330	$833	$19	$45,144

	(In Thousands)

	Securities Available-For-Sale

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$10,078	$70	$96	$10,052
Obligations of states and political subdivisions	1,104	17	—	1,121
Mortgage-backed securities	11,040	59	21	11,078
Corporate and other securities	1,096	—	—	1,096

	$23,318	$146	$117	$23,347

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(3)	Debt and Equity Securities, Continued

The amortized cost and estimated market value of debt and equity securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)

Securities Available-For-Sale		Estimated
		Market
	Cost	Value

Less than one year	$251	257
Due after one year through five years	8,154	8,350
Due after five years through ten years	7,254	7,337
Due after ten years	684	702
Mortgage-backed securities	26,190	26,701
Federal Home Loan Bank stock	1,603	1,603
The Bankers Bank stock	194	194

	$44,330	$45,144

Included within the securities portfolio is stock of the Federal Home Loan Bank amounting to $1,603,000 and $902,000 at December 31, 2002 and 2001, respectively, and stock of The Bankers Bank amounting to $194,000 at December 31, 2002 and 2001, respectively. The stock can be sold back only at par and only to the respective financial institution or to another member institution.

The Company periodically applies the stress test to its securities portfolio. To satisfy the stress test a security’s estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities that failed to meet the stress test.

Results from sales of debt and equity securities are as follows:

	(In Thousands)

	2002	2001	2000

Gross proceeds	$2,001	$—	$—

Gross realized gains	$1	$—	$—
Gross realized losses	—	—	—

Net realized gains	$1	$—	$—

Securities carried in the balance sheet of approximately $10,237,000 (amortized cost of $9,965,000) and $6,720,000 (amortized cost of $6,634,000) were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2002 and 2001, respectively.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(3)	Debt and Equity Securities, Continued

Included in the securities above are $2,033,000 (amortized cost of $1,984,000) and $1,121,000 (amortized cost of $1,104,000) at December 31, 2002 and 2001, respectively, in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

Securities that have rates that adjust prior to maturity totaled $3,589,000 (approximate amortized cost of $3,542,000) and $3,598,000 (approximate amortized cost of $3,605,000) at December 31, 2002 and 2001, respectively.

(4)	Premises and Equipment

The detail of premises and equipment at December 31, 2002 and 2001 is as follows:

	(In Thousands)

	2002	2001

Land	$1,092	$1,092
Land improvements	3	2
Buildings	3,208	3,208
Leasehold improvements	911	911
Furniture and fixtures	581	576
Equipment	1,166	1,130

	6,961	6,919
Less accumulated depreciation	(1,901)	(1,491)

	$5,060	$5,428

(5)	Deposits

Deposits at December 31, 2002 and 2001 are summarized as follows:

	(In Thousands)
	2002	2001

Demand deposits	$18,584	$14,962
Savings deposits	1,892	1,217
Negotiable order of withdrawal	11,955	12,137
Money market demand accounts	58,179	62,250
Certificates of deposit and individual retirement accounts $100,000 or greater	60,025	31,910
Other certificates of deposit	37,230	26,056
Other individual retirement accounts	2,030	1,561

	$189,895	$150,093

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(5)	Deposits, Continued

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2002 are as follows:

	(In Thousands)
	Single Deposits	Single Deposits
Maturity	Under $100,000	Over $100,000		Total

3 months or less	$3,688	$14,716	$18,404
3 to 6 months	8,335	3,453	11,788
6 to 12 months	7,029	7,512	14,541
1 to 5 years	20,208	34,344	54,552

	$39,260	$60,025	$99,285

At December 31, 2002 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $106,177,000 as compared to $74,775,000 at December 31, 2001.

The Company is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2002 and 2001 was approximately $626,000 and $513,000, respectively.

(6)	Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements at any month end during 2002 and 2001 was $3,673,000 and $2,978,000, respectively. The average daily balance outstanding during 2002 and 2001 was $2,928,000 and $2,447,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(7)	Advances from Federal Home Loan Bank

The advances from the Federal Home Loan Bank at December 31, 2002 and 2001 consist of the following:

	(In Thousands)

	December 31

Interest Rate	2002	2001

5.48%	$5,000	$5,000
4.94%	6,000	6,000
4.54%	4,732	—
3.75%	55	—
3.66%	5,000	—
3.08%	5,000	—

	$25,787	$11,000

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(7)	Advances from Federal Home Loan Bank, Continued

Advances from the Federal Home Loan Bank are to mature as follows at December 31, 2002:

Year Ending	(In Thousands)

December 31,	Amount

2008	$5,000
2011	6,000
2012	14,787

$25,787

These advances are collateralized by approximately $26,768,000 of the Company’s mortgage loan portfolio.

(8)	Income Taxes

The components of the net deferred income tax asset are as follows:

	(In Thousands)

	December 31

	2002	2001

Deferred tax asset:
Federal	$809	$700
State	166	131

	975	831

Deferred tax liability:
Federal	(356)	(90)
State	(73)	(17)

	(429)	(107)

	$546	$724

The tax effects of each type of significant item that gave rise to deferred taxes are:

Financial statement allowance for loan losses in excess of the tax allowance	$817	$727
Excess of depreciation deducted in the financial statements over the amounts deducted for tax purposes	77	46
Financial statement deduction for deferred compensation in excess of deduction for tax purposes	72	48
Financial statement income on FHLB stock dividends not recognized for tax purposes	(117)	(96)
Unrealized gain on securities available-for-sale	(311)	(11)
Financial statement deduction for organizational costs in excess of the amounts deducted for tax purposes	8	10

	$546	$724

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(8)	Income Taxes, Continued

The components of income tax expense (benefit) are summarized as follows:

	(In Thousands)

	2002	2001	2000
Current:
Federal	$896	$564	$324
State	186	107	62

	1,082	671	386

Deferred:
Federal	(97)	(67)	(174)
State	(26)	(12)	(33)

	(123)	(79)	(207)

Actual tax expense	$959	$592	$179

A reconciliation of actual income tax expense of $959,000, $592,000 and $179,000 for the years ended December 31, 2002, 2001 and 2000, respectively, to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	(In Thousands)

	2002	2001	2000

Computed “expected” tax expense	$879	$538	$430
State income taxes, net of Federal income tax benefit	109	63	19
State deferred income taxes related to state income tax rate increase	(6)	—	—
Disallowed expenses	(8)	4	8
Tax exempt interest, net of interest
expense exclusion	(21)	(15)	(14)
Compensation deduction related to non-qualified stock option plan	—	(3)	(272)
Other items, net	6	5	8

Actual tax expense	$959	$592	$179

Total income tax expense for 2002 includes tax expense of less than $1,000 related to the gain on sale of securities. There were no sales of securities in 2001 or 2000.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(9)	Profit-Sharing Plan

The Company has in effect a 401(K) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old and who have completed 1,000 hours of service. Those employees who were employed on the Plan’s effective date do not have to satisfy the eligibility requirements. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2002, 2001 and 2000, the Company contributed $135,000, $132,000 and $86,000, respectively, to the plan.

(10)	Commitment and Contingencies and Related Party Transactions

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the financial position.

During 1994, the subsidiary Bank entered into an operating lease agreement for the building in which the subsidiary Bank operates. The agreement is for a period of ten years with the subsidiary Bank having the right of first refusal at the end of the lease to renew and extend the term at the then prevailing fair market value of the premises. The terms of the lease required an initial payment of $40,000 which is being amortized over the term of the lease. During 1996, the subsidiary Bank entered into an operating lease agreement for facilities related to the operation of a new branch. The agreement is for a period of five years and can be renewed for up to four consecutive five year terms. During the year ended December 31, 1998, the subsidiary Bank entered into several operating lease agreements for facilities related to the operation of a new branch, mortgage loan department, and operations center. The agreement related to the new branch is for a period of ten years and can be renewed for up to two consecutive five-year terms. The mortgage loan department’s lease agreement is for a two-year period, and the agreement for the operations center is for a five-year period. During the year ended December 31, 2000, the subsidiary Bank renewed the operating lease agreement for the mortgage loan department for forty-seven months.

The subsidiary Bank also entered into operating lease agreements for three automobiles, one of which expired in 2002. The automobile leases are normally for a period of three years.

Minimum future rental payments required under the terms of the leases are as follows:

	(In Thousands)

Year Ending		Other
December 31,	Building	Facilities	Vehicles	Total

2003	$141	$188	$10	$339
2004	11	119	6	136
2005	—	114	—	114
2006	—	87	—	87
2007	—	59	—	59
Later Years	—	30	—	30

	$152	$597	$16	$765

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(10)	Commitment and Contingencies and Related Party Transactions, Continued

Total rent expense under the leases amounted to $359,000, $358,000 and $345,000, respectively, during the years ended December 31, 2002, 2001 and 2000.

The operations center is leased to a partnership 50% of which is owned by a director of the Company. The amount paid for this lease was $54,000, $55,000 and $50,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

(11)	Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	(In Thousands)

	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commercial loan commitments	$13,755	$6,303
Unfunded lines-of-credit	18,545	17,320
Letters of credit	2,109	1,365

Total	$34,409	$24,988

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(12)	Concentration of Credit Risk

Practically all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area. Practically all such customers are depositors of the Company. Investment in state and municipal securities also include governmental entities within the Company’s market area. The concentrations of credit by type of loan are set forth in note 2 to the financial statements.

(13)	Regulatory Matters and Restrictions on Dividends

The Company and its subsidiary are subject to regulatory capital requirements administered by the Federal Reserve Bank, Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory — and possibly additional discretionary-actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require the Company and its subsidiary to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles. The Company’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company’s capital status and the amount of dividends the Company may distribute.

The Company and its subsidiary are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. The Company and its subsidiary bank are required to have minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively. The actual ratios at that date were 10.0% and 11.2%, respectively, at December 31, 2002 and 11.5% and 12.8%, respectively, at December 31, 2001. The leverage ratios at December 31, 2002 and 2001 were 7.7% and 9.2%, respectively, and the minimum requirement was 4.0%.

As of December 31, 2002, the most recent notification from the banking regulators categorized the Company and its subsidiary as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Company’s category.

(14)	Deferred Compensation Plan

The Company provides its directors a deferred compensation plan. The plan was established in 1999 to reward the directors for past performance and to provide retirement and death benefits. There were nine directors participating in the plan at December 31, 2002.

The plan provides retirement benefits for a period of 120 months after the director reaches the age of 65. The Company has purchased insurance policies to provide death benefits provided for in the plans. The insurance policies remain the sole property of the Company and are payable to the Company. At December 31, 2002 and 2001, the deferred compensation liability totaled $188,000 and $126,000, respectively, the cash surrender value of life insurance was $1,591,000 and $1,151,000, respectively, and the face amount of the insurance policies in force approximated $6,625,000 in 2002 and 2001, respectively. The deferred compensation plan is not qualified under Section 401 of the Internal Revenue Code. Upon the death of the insured, each insured’s beneficiary is entitled to twenty-five percent (25%) of the net at risk insurance portion of the proceeds. The “net at risk portion” is the total proceeds less the cash value of the policy.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(15)	Stock Option Plan

In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 500,000 shares of the Company’s stock. The Company agreed with the Bank that it would exchange its options to the holders of stock options under the Bank’s stock option plan on an option-for-option basis. Thus options that were outstanding under the Bank’s stock option plan have been exchanged for options under the Company’s stock option plan. It is intended that the holders of the Bank’s options will be able to exercise their options on exactly the terms and conditions that they could have exercised Bank stock options. Thus substantially identical vesting, exercise price, and all other material terms of exercise have been grafted on the stock options exchanged by Bank stock option holders. (Thus, for example, Bank stock options that were fully vested at the time that the Company acquired the Bank became fully vested at the time of their exchange for Company stock options.) At December 31, 2002, the Company has granted the right to purchase 128,500 shares of stock to its officers and employees at an exercise price of $12.75, 500 shares to its officers and employees at an exercise price of $15.30, 1,500 shares to its officers and employees at an exercise price of $16.00 and 130,000 shares of stock to the Bank’s Directors at an exercise price of $10.00 per share.

Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the methods for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings, basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below.

		In Thousands,
		Except Per Share Amounts

		2002	2001	2000

Net earnings	As Reported	$1,627	$989	$1,087
	Proforma	$1,548	$968	$1,076
Basic earnings per common share	As Reported	$1.04	$.63	$.68
	Proforma	$.99	$.62	$.68
Diluted earnings per common share	As Reported	$1.01	$.62	$.65
	Proforma	$.96	$.60	$.65

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(15)	Stock Option Plan, Continued

A summary of the stock option activity for 2002, 2001 and 2000 is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	173,000	$10.76	203,500	$10.91	312,000	$10.81
Granted	91,500	10.41	7,000	14.00	4,000	18.00
Exercised	—	—	(5,000)	(10.00)	(112,500)	(10.89)
Forfeited	(4,000)	(19.00)	(32,500)	(10.00)	—	—

Outstanding at end of Year	260,500	$10.15	173,000	$10.76	203,500	$10.91

Options exercisable at Year end	232,400		157,100		185,900

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/02	Price	Life	at 12/31/02	Price

$10.00	130,000	$10.00	8.25 years	120,000	$10.00
$12.75	128,500	$12.75	9.25 years	111,900	$12.75
$15.30	500	$15.30	9.75 years	500	$15.30
$16.00	1,500	$16.00	9.83 years	—	$—

	260,500			232,400

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(15)	Stock Option Plan, Continued

A summary of options activity for directors, former directors, the four senior officers and others for 2002 is as follows:

	Options Held at
	December 31, 2001

		Expiration	2002 Grants
		Date
		Changed			Expiration	Total
	Options	To	Options		Date	Options

Current directors	50,000	3/15/12 (1)	47,500		3/15/12	97,500
Former directors	—		32,500	(5)	12/31/04	32,500

Subtotal	50,000		80,000			130,000

Four senior officers:
$10.00 options	95,000	3/15/12 (2)	—			95,000
$14.00 options	1,500	3/15/12 (3)	—			1,500
$18.00 options	4,000	3/15/12 (4)	—			4,000

	100,500					100,500

Others	18,500	Various	11,500		Various	30,000
Forfeited	4,000		—			—

	173,000		91,500			260,500

No new options were issued to the four senior officers during this 2002 restructuring.

(1) Extended from 12/31/04 to 3/15/12 — Exercise price remains at $10.00

(2) Extended from 12/31/04 to 3/15/12 — Exercise price was increased from $10.00 to $12.75.

(3) Extended from 7/2/11 to 3/15/12 — Exercise price was decreased from $14.00 to $12.75.

(4) Extended from 1/2/10 to 3/15/12 — Exercise price was decreased from $18.00 to $12.75.

(5) These options were forfeited in 2001 but reinstated to former directors in 2002 at a $10.00 per share exercise price.

During 2001, 5,000 shares of authorized but unissued common stock were sold to a retiring Director of the subsidiary Bank pursuant to the exercise of vested options for 5,000 shares at an exercise price of $10.00 per share. The aggregate proceeds were $50,000.

During 2000, the subsidiary Bank acquired 250,000 shares of common stock at a price of $18.00 per share from its then largest shareholder. In addition, the shareholder exercised all of his options for 112,500 shares at a total exercise price of $1,225,000. The subsidiary Bank then acquired these shares at $18.00 per share. The net effect of these transactions was to reduce the total capital by $5,300,000.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(15)	Stock Option Plan, Continued

The compensation cost for 2002 related to the grant of stock options includes all grants made in 2002 plus the impact of changes to option terms as setforth above. The fair value of options for 2002 ranged from $0.20 to $1.48 for each option. For 2001 the fair value ranged from $2.21 to $2.49, and for 2000 the fair value of each option was $5.40. The fair value for 2002 was estimated using the Black-Scholes option-pricing model. For 2001 and 2000 the minimum methodology as permitted by SFAS 123 for securities not publicly traded was utilized. The following assumptions were used for 2002, 2001 and 2000, respectively: risk free interest rate ranging from 3.56% to 5.11%, 5.11% to 5.39% and 6.68%; expected life of ten years; and dividend yield ranging from 2.95% to 4.70%, 3.14%, 3.14% and 2.61%. The dividend yield was computed assuming a 15% return on equity with a 30% dividend to earnings payout ratio.

(16)	Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” setsforth uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options and warrants.

The following is a summary of the components comprising basic and diluted earnings per share (EPS):

	In Thousands,
	Except Share Amounts

	2002	2001	2000

Basic EPS Computation:
Numerator — Earnings available to common stockholders	$1,627	$989	$1,087

Denominator — Weighted average number of common shares outstanding	1,565,271	1,562,531	1,589,233

Basic earnings per common share	$1.04	$.63	$.68

Diluted EPS Computation:
Numerator — Earnings available to common stockholders	$1,627	$989	$1,087

Denominator:
Weighted average number of common shares outstanding	1,565,271	1,562,531	1,589,233
Dilutive effect of stock options and warrants	53,191	39,545	73,545

	1,618,462	1,602,076	1,662,778

Diluted earnings per common share	$1.01	$.62	$.65

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(17)	Capital Bancorp, Inc. -

Parent Company Financial Information

CAPITAL BANCORP, INC.
(Parent Company Only)

Balance Sheet

December 31, 2002 and 2001

	(In Thousands)
	2002	2001

ASSETS
Cash	$11*	$—
Investment in wholly-owned commercial bank subsidiary	18,600*	16,540*
Deferred tax benefit	8	10
Due from wholly-owned commercial bank subsidiary	1*	—
Refundable income taxes	12	—

Total assets	$18,632	$16,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to wholly-owned commercial bank subsidiary	$—	$29*

Total liabilities	—	29

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $4 per share, authorized 20,000,000 shares, 1,565,271 shares issued and outstanding, respectively	6,261	6,261
Additional paid-in capital	5,909	5,909
Retained earnings	5,960	4,333
Unrealized gains on available-for-sale securities, net of income taxes of $311,000 and $11,000, respectively	502	18

Total stockholders’ equity	18,632	16,521

Total liabilities and stockholders’ equity	$18,632	$16,550

*Eliminated in consolidation

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(17)	Capital Bancorp, Inc. -

Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statement of Earnings and Comprehensive Earnings

For the Year Ended to December 31, 2002 and
For the Period from July 1, 2001 to December 31, 2001

	(In Thousands)
	2002	2001

Expenses:
Organizational costs	$—	$29
Other	24	—

Loss before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	(24)	(29)
Federal income tax benefits	9	10

	(15)	(19)
Equity in undistributed earnings of commercial bank subsidiary	1,642*	637*
Net earnings	1,627	618

Other comprehensive gain (loss), net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $300,000 and $23,000, respectively	485	(38)
Less: reclassification adjustment for net gains included in net earnings, net of taxes	(1)	—

Other comprehensive earnings (loss)	484	(38)

Comprehensive earnings	$2,111	$580

*Eliminated in consolidation.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(17)	Capital Bancorp, Inc .-

Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2002 and
For the Period from July 1, 2001 to December 31, 2001

	(In Thousands)
					Net Unrealized
			Additional		Gain (Loss) On
	Preferred	Common	Paid-In	Retained	Available-For-
	Stock	Stock	Capital	Earnings	Sale Securities	Total

Issuance of 1,560,271 shares of common stock in exchange for 1,560,271 common shares of commercial bank subsidiary	$—	$6,241	$5,879	$3,715	$56	$15,891
Issuance of 5,000 shares of common stock pursuant to exercise of stock Options	—	20	30	—	—	50
Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $23,000	—	—	—	—	(38)	(38)
Net earnings for the period	—	—	—	618	—	618

Balance December 31, 2001	—	6,261	5,909	4,333	18	16,521
Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $300,000	—	—	—	—	484	484
Net earnings for the	—	—	—	1,627	—	1,627

Balance December 31, 2002	$—	$6,261	$5,909	$5,960	$502	$18,632

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(17)	Capital Bancorp, Inc. -

Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statement of Cash Flows

For the Year Ended December 31, 2002 and
For the Period from July 1, 2001 to December 31, 2001

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2002	2001

Cash flows from operating activities:
Net cash related to operating activities	$(24)	$—

Cash flows from investing activities:
Capital contribution to bank subsidiary	—	(50)
Increase in due from subsidiary	(1)	—
Dividend received from subsidiary	65	—

Net cash used in investing activities	64	(50)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	50
Decrease in due to subsidiary	(29)	—

Net cash provided by financing activities	(29)	50

Net increase in cash and cash equivalents	11	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$11	$—

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(17)	Capital Bancorp, Inc. -

Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statement of Cash Flows, Continued

For the Year Ended December 31, 2002 and
For the Period from July 1, 2001 to December 31, 2001

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2001	2001

Reconciliation of net earnings to net cash related to operating activities:
Net earnings	$1,627	$618
Adjustments to reconcile net earnings to net cash related to operating activities:
Equity in earnings of commercial bank subsidiary	(1,642)	(637)
Organizational costs	—	29
Decrease (increase) in deferred income taxes	3	(10)
Increase in refundable income taxes	(12)	—

Total adjustments	(1,651)	(618)

Net cash related to operating activities	$(24)	$—

Supplemental Non-Cash Investing and Financing Activities:

The Company incurred costs in connection with the reorganization discussed in note 1(a) to the consolidated financial statements of $29,000. These costs were funded by the bank subsidiary for which the parent company has a liability at December 31, 2001.

The Company issued 1,560,271 shares of its common stock in exchange for all the outstanding stock of the subsidiary bank. The investment has been recorded at $15,891,000, the net book value of the subsidiary bank at the date of the stock exchange.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(18)	Disclosures About Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

Cash and short-term investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.

The estimated maturity for mortgages is modified from the contractual terms to give consideration to management’s experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(18)	Disclosures About Fair Value of Financial Instruments, Continued

Loans, Continued

The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the Company’s internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.

Loans Held for Sale

These instruments are carried in the consolidated balance sheet at the lower of cost or market value. The fair value of these instruments are based on subsequent liquidation values of the instruments which did not result in any significant gains or losses.

Deposit Liabilities

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are payable upon demand. For this reason the carrying amount is a reasonable estimate of fair value.

Advances from Federal Home Loan Bank

The fair value of these advances is estimated by discounting the future payments using the current rates at which similar advances could be obtained for the same remaining average maturities.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2002 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(18)	Disclosures About Fair Value of Financial Instruments, Continued

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written, Continued

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows:

	In Thousands

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$5,411	$5,411	$6,741	$6,741
Securities	45,144	45,144	23,347	23,347
Loans	175,920		141,074
Less: allowance for loan losses	2,535		2,122

Loans, net of allowance	173,385	176,539	138,952	139,427

Loans held for sale	5,769	5,769	3,514	3,514
Financial liabilities:
Deposits	189,895	191,874	150,093	150,927
Securities sold under repurchase agreements	3,222	3,222	2,854	2,854
Advances from Federal Home Loan Bank	25,787	24,758	11,000	11,498
Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

     Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(18)	Disclosures About Fair Value of Financial Instruments, Continued

Limitations, Continued

Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, a Company has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

I.	Distribution of Assets, Liabilities and Stockholders’ Equity: Interest Rate and Interest Differential

The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company’s gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

In this Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the “change due to rate” category.

Non-accrual loans have been included in the loan category. Loan fees of $814,000, $612,000 and $504,000 for 2002, 2001 and 2000, respectively, are included in loan income and represent an adjustment of the yield on these loans.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

	In Thousands, Except Interest Rates

	2002			2001			2002/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$160,457	7.51%	12,050	130,055	8.83%	11,488	2,684	(2,122)	562
Investment securities — taxable	30,665	4.47	1,370	18,615	6.02	1,120	725	(475)	250
Investment securities - tax exempt	1,581	4.49	71	1,103	4.62	51	22	(2)	20
Taxable equivalent adjustment	—	2.34	37	—	2.36	26	—	11	11

Total tax-exempt investment securities	1,581	6.83	108	1,103	6.98	77	33	(2)	31

Total investment securities	32,246	4.58	1,478	19,718	6.07	1,197	760	(479)	281

Loans held for sale	2,508	5.86	147	1,960	7.35	144	40	(37)	3
Federal funds sold	3,875	1.65	64	9,926	4.11	408	(249)	(95)	(344)
Interest-bearing deposits in financial institutions	557	3.41	19	862	4.99	43	(15)	(9)	(24)

Total earning assets	199,643	6.89	13,758	162,521	8.17	13,280	3,033	(2,555)	478

Cash and due from banks	3,663			3,365
Allowance for possible loan losses	(2,252)			(2,078)
Premises and equipment	5,247			5,110
Other assets	3,349			3,132

Total assets	$209,650			172,050

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

	In Thousands, Except Interest Rates

	2002			2001			2002/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$11,023	.46%	51	10,646	1.36%	145	5	(99)	(94)
Money market demand accounts	58,687	1.79	1,053	62,748	3.79	2,379	(153)	(1,173)	(1,326)
Individual retirement accounts	2,346	4.73	111	1,866	6.38	119	31	(39)	(8)
Other savings deposits	1,660	.72	12	1,092	1.01	11	6	(5)	1
Certificates of deposit $100,000 and over	48,838	3.74	1,828	29,519	5.69	1,681	1,099	(952)	147
Certificates of deposit under $100,000	30,157	3.86	1,163	26,459	6.04	1,597	223	(657)	(434)

Total interest-bearing deposits	152,711	2.76	4,218	132,330	4.48	5,932	913	(2,627)	(1,714)
Demand	15,708	—	—	11,869	—	—	—	—	—

Total deposits	168,419	2.50	4,218	144,199	4.11	5,932	995	(2,709)	(1,714)

Advances from Federal Home Loan Bank	19,444	4.60	895	8,633	5.25	453	568	(126)	442
Securities sold under repurchase agreements	2,928	1.61	47	2,477	3.27	81	15	(49)	34)
Federal funds purchased	499	2.00	10	—	—	—	—	10	10

Total deposits and borrowed funds	191,290	2.70	5,170	155,309	4.16	6,466	1,497	(2,793)	(1,296)

Other liabilities	857			768
Stockholders’ equity	17,503			15,973

Total liabilities and stockholders’ equity	$209,650			172,050

Net interest income			8,588			6,814

Net yield on earning assets		4.30%			4.19%

Net interest spread		4.19%			4.01%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

	In Thousands, Except Interest Rates

	2001			2000			2000/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$130,055	8.83%	11,488	113,461	9.99%	11,335	1,658	(1,505)	153
Investment securities — taxable	18,615	6.02	1,120	23,714	6.70	1,589	(342)	(127)	(469)
Investment securities - tax exempt	1,103	4.62	51	1,102	4.63	51	—	—	—
Taxable equivalent adjustment	—	2.36	26	—	2.36	26	—	—	—

Total tax-exempt investment securities	1,103	6.98	77	1,102	6.99	77	—	—	—

Total investment securities	19,718	6.07	1,197	24,816	6.71	1,666	(342)	(127)	(469)

Loans held for sale	1,960	7.35	144	1,121	7.40	83	62	(1)	61
Federal funds sold	9,926	4.11	408	3,966	6.58	261	392	(245)	147
Interest-bearing deposits in financial institutions	862	4.99	43	344	5.52	19	29	(5)	24

Total earning assets	162,521	8.17	13,280	143,708	9.30	13,364	1,750	(1,834)	(84)

Cash and due from banks	3,365			3,086
Allowance for possible loan losses	(2,078)			(1,624)
Premises and equipment	5,110			3,356
Other assets	3,132			2,997

Total assets	$172,050			151,523

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

	In Thousands, Except Interest Rates

	2001			2000			2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$10,646	1.36%	145	6,015	2.31%	139	107	(101)	6
Money market demand accounts	62,748	3.79	2,379	55,813	5.54	3,094	384	(1,099)	(715)
Individual retirement accounts	1,866	6.38	119	1,565	6.07	95	18	6	24
Other savings deposits	1,092	1.01	11	808	1.36	11	4	(4)	—
Certificates of deposit $100,000 and over	29,519	5.69	1,681	20,740	6.05	1,254	531	(104)	427
Certificates of deposit under $100,000	26,459	6.04	1,597	28,835	5.84	1,685	(139)	51	(88)

Total interest-bearing deposits	132,330	4.48	5,932	113,776	5.52	6,278	1,024	(1,370)	(346)
Demand	11,869	—	—	9,679	—	—	—	—	—

Total deposits	144,199	4.11	5,932	123,455	5.09	6,278	1,055	(1,401)	(346)

Advances from Federal Home Loan Bank	8,633	5.25	453	9,496	5.92	562	(51)	(58)	(109)
Securities sold under repurchase agreements	2,477	3.27	81	1,884	4.35	82	26	(27)	(1)
Federal funds purchased	—	—	—	1,139	6.58	75	(75)	—	(75)

Total deposits and borrowed funds	155,309	4.16	6,466	135,974	5.15	6,997	995	(1,526)	(531)

Other liabilities	768			583
Stockholders’ equity	15,973			14,966

Total liabilities and stockholders’ equity	$172,050			151,523

Net interest income			6,814			6,367

Net yield on earning assets		4.19%			4.43%

Net interest spread		4.01%			4.15%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

II.	Investment Portfolio:

A.	Securities at December 31, 2002 consist of the following:

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$14,218	248	—	14,466
Obligations of states and political subdivisions	2,125	56	1	2,180
Mortgage-backed securities	26,190	529	18	26,701
Corporate and other securities	1,797	—	—	1,797

	$44,330	833	19	45,144

     Securities at December 31, 2001 consist of the following:

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$10,078	70	96	10,052
Obligations of states and political subdivisions	1,104	17	—	1,121
Mortgage-backed securities	11,040	59	21	11,078
Corporate and other securities	1,096	—	—	1,096

	$23,318	146	117	23,347

     Securities at December 31, 2000 consist of the following:

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government agencies and corporations	$21,031	16	267	20,780
Obligations of states and political subdivisions	1,103	14	4	1,113
Mortgage-backed securities	3,112	5	58	3,059
Corporate and other securities	1,038	—	—	1,038

	$26,284	35	329	25,990

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

II.	Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage-backed securities) of the Company at December 31, 2002:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields

	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$251	257	4.57%
One to five years	7,663	7,851	3.55
Five to ten years	10,971	11,065	3.99
More than ten years	21,523	21,994	4.91

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	40,408	41,167	4.40

Obligations of states and political subdivisions*:
One to five years	582	594	3.88
Five to ten years	859	884	4.23
More than ten years	684	702	4.64

Total obligations of states and political subdivisions	2,125	2,180	4.26

Other:
Federal Home Loan Bank stock	1,603	1,603	4.60
Bankers Bank stock	194	194	1.73

Total investment securities	$44,330	45,144	4.39%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2002, 2001, 2000, 1999 and 1998:

	In Thousands

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	$88,406	80,224	69,402	53,832	42,117
Real estate — construction	21,488	9,343	8,289	12,625	10,738
Real estate — mortgage	60,260	46,198	34,269	33,572	19,155
Installment	5,766	5,309	4,629	4,213	2,707

Total loans	175,920	141,074	116,589	104,242	74,717
Less unearned interest	—	—	—	—	—

Total loans, net of unearned interest	175,920	141,074	116,589	104,242	74,717
Less allowance for possible loan losses	(2,535)	(2,122)	(1,886)	(1,330)	(1,026)

Net loans	$173,385	138,952	114,703	102,912	73,691

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2002:

		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total

Maturity Distribution:
Commercial, financial and agricultural	$26,951	56,148	5,307	88,406
Real estate — construction	17,981	3,507	—	21,488

	$44,932	59,655	5,307	109,894

Interest-Rate Sensitivity:
Fixed interest rates	$10,928	40,011	3,098	54,037
Floating or adjustable interest rates	34,004	19,644	2,209	55,857

Total commercial, financial and agricultural loans plus real estate - construction loans	$44,932	59,655	5,307	109,894

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2002, 2001, 2000, 1999 and 1998:

	In Thousands, Except Percentages

	2002	2001	2000	1999	1998

Non-accrual loans:
Commercial, financial and agricultural	$296	993	873	438	167
Real estate — construction	246	—	—	—	—
Real estate — mortgage	764	227	574	—	—
Installment	—	48	—	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$1,306	1,268	1,447	438	167

Loans 90 days past due:
Commercial, financial and agricultural	$82	317	45	51	—
Real estate — construction		—	—	—	—
Real estate — mortgage	149	171	81	415	—
Installment	53	14	6	6	—
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$284	502	132	472	—

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$1,590	1,770	1,579	910	167

Total loans, net of unearned interest	$175,920	141,074	116,589	104,242	74,717

Percent of total loans outstanding, net of unearned interest	.90%	1.25	1.35	0.87	0.22

Other real estate	$505	244	493	402	—

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $1,306,000 at December 31, 2002, $1,268,000 at December 31, 2001, $1,447,000 at December 31, 2000, $438,000 at December 31, 1999 and $167,000 at December 31, 1998. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2002 if the loans had been current totaled $28,000 as compared to $56,000 in 2001, $34,000 in 2000 and $20,000 in 1999. The amount of interest income recognized on total loans during 2002 totaled $12,050,000 as compared to $11,488,000 in 2001, $11,335,000 in 2000, $8,287,000 in 1999 and $6,258,000 in 1998.

At December 31, 2002, loans, which include the above, totaling $3,715,000 were included in the Company’s internal classified loan list. Of these loans $2,341,000 are real estate and $1,374,000 are various other types of loans. The collateral values securing these loans total approximately $3,194,000, ($3,001,000 related to real property and $193,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2002 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2002 and 2001 other real estate totaled $505,000 and $244,000, respectively.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2002, 2001, 2000, 1999 and 1998 and the years then ended:

	In Thousands, Except Percentages

	2002	2001	2000	1999	1998

Allowance for loan losses at beginning of period	$2,122	1,886	1,330	1,026	795

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(569)	(211)	(231)	(143)	(33)
Real estate construction	—	—	—	—	—
Real estate — mortgage	(8)	(98)	—	—	—
Installment	(135)	(50)	(16)	(8)	(18)
Lease financing	—	—	—	—	—

	(712)	(359)	(247)	(151)	(51)

Recoveries:
Commercial, financial and agricultural	8	10	7	—	1
Real estate construction	—	—	—	—	—
Real estate — mortgage	—	—	4	—	—
Installment	27	15	—	5	1
Lease financing	—	—	—	—	—

	35	25	11	5	2

Net loan charge-offs	(677)	(334)	(236)	(146)	(49)

Provision for loan losses charged to expense	1,090	570	792	450	280

Allowance for loan losses at end of period	$2,535	2,122	1,886	1,330	1,026

Total loans, net of unearned interest, at end of year	$175,920	141,074	116,589	104,242	74,717

Average total loans out- standing, net of unearned interest, during year	$160,457	130,055	113,461	86,198	62,831

Net charge-offs as a percentage of average total loans outstanding, net of unearned interest, during year	0.42%	0.26	0.21	0.17	0.08

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.44%	1.50	1.62	1.28	1.37

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

IV.     Summary of Loan Loss Experience, Continued:

The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,648	50.3%	$1,380	56.9%
Real estate construction	342	12.2	286	6.6
Real estate mortgage	342	34.2	286	32.7
Installment	203	3.3	170	3.8

	$2,535	100.0%	$2,122	100.0%

	December 31, 2000		December 31, 1999

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,179	59.5%	$962	51.6%
Real estate construction	283	7.1	95	12.1
Real estate mortgage	283	29.4	168	32.2
Installment	141	4.0	105	4.1

	$1,886	100.0%	$1,330	100.0%

	December 31, 1998

		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans

Commercial, financial and agricultural	$795	56.4%
Real estate construction	81	14.4
Real estate mortgage	96	25.6
Installment	54	3.6

	$1,026	100.0%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

V.	Deposits:

The average amounts and average interest rates for deposits for 2002, 2001 and 2000 are detailed in the following schedule:

	2002		2001		2000

	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate

Non-interest bearing deposits	$15,708	—%	11,869	—%	9,679	—%
Negotiable order of withdrawal accounts	11,023	.46%	10,646	1.36%	6,015	2.31%
Money market demand accounts	58,687	1.79%	62,748	3.79%	55,813	5.54%
Individual retirement accounts	2,346	4.73%	1,866	6.38%	1,565	6.07%
Other savings	1,660	.72%	1,092	1.01%	808	1.36%
Certificates of deposit $100,000 and over	48,838	3.74%	29,519	5.69%	20,740	6.05%
Certificates of deposit under $100,000	30,157	3.86%	26,459	6.04%	28,835	5.84%

	$168,419	2.50%	144,199	4.11%	123,455	5.09%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2002:

	In Thousands

	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$14,716	—	14,716
Three to six months	3,453	—	3,453
Six to twelve months	7,330	182	7,512
More than twelve months	33,535	809	34,344

	$59,034	991	60,025

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company as of or for the year ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Return on assets	0.78%	0.57%	0.72%
(Net income divided by average total assets)
Return on equity	9.30%	6.19%	7.26%
(Net income divided by average equity)
Dividend payout ratio	—%	—%	—%
(Dividends declared per share divided by net income per share)
Equity to asset ratio	8.35%	9.28%	9.88%
(Average equity divided by average total assets)
Leverage capital ratio	7.69%	9.20%	9.38%
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

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2002 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands

Tier I capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities	$18,130
Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	2,269

Total risk-based capital	$20,399

Risk-weighted assets	$181,539

Risk-based capital ratios:
Tier I capital ratio	9.99%

Total risk-based capital ratio	11.24%

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2002, the Company was in compliance with these requirements.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2002:

	Repricing Within

(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$175,920	84,577	3,728	5,818	7,327	74,470
Securities	45,144	1,070	515	—	1,261	42,298
Loans held for sale	5,769	5,769	—	—	—	—
Interest-bearing deposits in financial institutions	251	1	—	—	—	250
Federal funds sold	—	—	—	—	—	—

Total earning assets	227,084	91,417	4,243	5,818	8,588	117,018

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	11,955	11,955	—	—	—	—
Money market demand accounts	58,179	58,179	—	—	—	—
Individual retirement accounts	3,021	106	72	160	414	2,269
Other savings	1,892	1,892	—	—	—	—
Certificates of deposit, $100,000 and over	59,034	4,745	9,971	3,453	7,330	33,535
Certificates of deposit, under $100,000	37,230	1,261	2,249	8,174	6,797	18,749
Federal funds purchased	620	620	—	—	—	—
Securities sold under repurchase agreements	3,222	3,222	—	—	—	—
Advances from Federal Home Loan Bank	25,787	5,000	—	—	—	20,787

	200,940	86,980	12,292	11,787	14,541	75,340

Interest-sensitivity gap	$26,144	4,437	(8,049)	(5,969)	(5,953)	41,678

Cumulative gap		4,437	(3,612)	(9,581)	(15,534)	26,144

Interest-sensitivity gap as % of total assets		1.85	(3.36)	(2.49)	(2.49)	17.41

Cumulative gap as % of total assets		1.85	(1.51)	(4.00)	(6.49)	10.92

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2002

VII.	Short-Term Borrowings:

Information related to short-term borrowings in excess of 30% of stockholders’ equity is as follows:

	In Thousands

	2002	2001

Advances from Federal Home Loan Bank:
Balance outstanding — end of year	$25,787	11,000
Weighted average interest rate on balance outstanding at end of year	4.36%	5.19%
Maximum amount of borrowings at any month end	$31,402	11,000
Average amounts outstanding during each year	$19,444	8,633
Weighted average interest rate on average amounts
outstanding during the year	4.60%	5.25%