Form 10-Q
period 2003-03-31
CAPITAL BANCORP INC
filed 2003-05-15
CIK 1136303

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE
  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                        Commission File Number 333-56682

                              CAPITAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

          Tennessee                                           62-1848668
-------------------------------                     ----------------------------
(State or Other Jurisdiction of                     (IRS Employer Identification
 Incorporation or Organization)                                Number)

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock outstanding: 1,565,971 shares at May 9, 2003

                              CAPITAL BANCORP, INC.

PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements

         The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

                  Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.

                  Consolidated Statements of Earnings - For the three months ended March 31, 2003 and 2002.

                  Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2003 and 2002.

                  Consolidated Statements of Cash Flows - For the three months ended March 31, 2003 and 2002.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk*

                  * Certain of the disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 4.  Controls and Procedures

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of matters to a vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                              CAPITAL BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                   (UNAUDITED)

                                                                                       (In Thousands)
                                                                                -----------------------------
                                                                                March 31,        December 31,
                                                                                  2003               2002
                                                                                ---------        ------------
                               ASSETS

Loans, net of allowance for possible loan losses of $2,623,000
   and $2,535,000, respectively                                                 $178,057            173,385
Securities available-for-sale, at market (amortized cost $50,194,000
   and $44,330,000, respectively)                                                 50,897             45,144
Loans held for sale                                                                2,876              5,769
Interest-bearing deposits in financial institutions                                  251                251
Federal funds sold                                                                 1,960                 --
                                                                                --------            -------
                  Total earning assets                                           234,041            224,549
                                                                                --------            -------

Cash and due from banks                                                            5,606              5,160
Premises and equipment, net of accumulated depreciation                            4,994              5,060
Accrued interest receivable                                                        1,149              1,107
Deferred income taxes                                                                588                546
Other real estate                                                                    178                505
Other assets                                                                       2,182              2,478
                                                                                --------            -------

                  Total assets                                                  $248,738            239,405
                                                                                ========            =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $200,786            189,895
Securities sold under repurchase agreements                                        2,070              3,222
Accrued interest and other liabilities                                             1,142              1,249
Advances from Federal Home Loan Bank                                              25,685             25,787
Federal funds purchased                                                               --                620
                                                                                --------            -------
                  Total liabilities                                              229,683            220,773
                                                                                --------            -------

Stockholders' equity:
   Preferred stock, no par value, authorized 20,000,000 shares,
     no shares issued                                                                 --                 --
   Common stock, par value $4 per share, authorized 20,000,000 shares, 1,565,971 and 1,565,271 shares issued and outstanding,
     respectively                                                                  6,264              6,261
   Additional paid-in capital                                                      5,915              5,909
   Retained earnings                                                               6,442              5,960
   Net unrealized gains on available-for-sale securities, net of
     taxes of $269,000 and $311,000, respectively                                    434                502
                                                                                --------            -------
                  Total stockholders' equity                                      19,055             18,632
                                                                                --------            -------

COMMITMENTS AND CONTINGENCIES

                  Total liabilities and stockholders' equity                    $248,738            239,405
                                                                                ========            =======

See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                                 2003                 2002
                                                                              ----------            ---------
                                                                                   (Dollars in Thousands,
                                                                                  Except Per Share Amount)
Interest income:
   Interest and fees on loans                                                 $    3,180                2,776
   Interest and dividends on securities:
     Taxable securities                                                              354                  272
     Exempt from Federal income taxes                                                 30                   13
   Interest on loans held for sale                                                    16                   23
   Interest on Federal funds sold                                                      6                   13
   Interest on interest-bearing deposits in financial institutions                     5                    5
                                                                              ----------            ---------
                  Total interest income                                            3,591                3,102
                                                                              ----------            ---------
Interest expense:
   Interest on savings accounts                                                        3                    3
   Interest on negotiable order of withdrawal accounts                                 8                   13
   Interest on money market accounts                                                 191                  289
   Interest on certificates of deposits over $100,000                                488                  348
   Interest on certificates of deposits - other                                      339                  358
   Interest on securities sold under repurchase agreements                            10                   12
   Interest on advances from Federal Home Loan Bank                                  277                  153
                                                                              ----------            ---------
                  Total interest expense                                           1,316                1,176
                                                                              ----------            ---------

Net interest income before provision for possible loan losses                      2,275                1,926
Provision for possible loan losses                                                   272                  217
                                                                              ----------            ---------
Net interest income after provision for possible loan losses                       2,003                1,709

Non-interest income:
   Service charges on deposit accounts                                               254                  214
   Other fees and commissions                                                         76                   34
   Gain on sales of loans                                                            350                   84
                                                                              ----------            ---------
                  Total non-interest income                                          680                  332
                                                                              ----------            ---------

Non-interest expense:
   Employee salaries and benefits                                                  1,097                  887
   Occupancy expenses                                                                191                  186
   Furniture and equipment expenses                                                  102                   89
   Data processing expense                                                            56                   43
   Legal fees and expenses                                                            61                   30
   Professional fees                                                                  47                   25
   FDIC insurance and state banking fees                                              20                   17
   Other operating expenses                                                          322                  283
   Loss on other assets                                                               21                   --
   Loss on sale of other real estate                                                   4                   19
                                                                              ----------            ---------
                  Total non-interest expense                                       1,921                1,579
                                                                              ----------            ---------

                  Earnings before income taxes                                       762                  462
Income taxes                                                                         280                  175
                                                                              ----------            ---------

                  Net earnings                                                $      482                  287
                                                                              ==========            =========

Weighted average number of shares outstanding                                  1,565,870            1,565,271
                                                                              ==========            =========

Basic earnings per common share                                               $      .31                  .18
                                                                              ==========            =========

Diluted earnings per common share                                             $      .29                  .18
                                                                              ==========            =========

See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                                    (In Thousands)
                                                                                ----------------------
                                                                                2003              2002
                                                                                -----             ----
Net earnings                                                                    $ 482              287
                                                                                -----             ----

Other comprehensive losses, net of tax:
   Unrealized losses on available-for-sale securities arising during
     period, net of tax benefits of $42,000 and $64,000 respectively              (68)            (104)
                                                                                -----             ----
                  Other comprehensive losses                                      (68)            (104)
                                                                                -----             ----

                  Comprehensive earnings                                        $ 414              183
                                                                                =====             ====

See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                      (In Thousands)
                                                                               ----------------------------
                                                                                 2003                2002
                                                                               --------             -------
Cash flows from operating activities:
   Interest received                                                           $  3,682               2,995
   Fees received                                                                    392                 248
   Interest paid                                                                 (1,362)             (1,176)
   Cash paid to suppliers and employees                                          (1,858)             (1,307)
   Proceeds from loan sales                                                      21,675               7,762
   Originations of loans held for sale                                          (18,432)             (4,671)
   Income taxes paid                                                                (57)               (136)
                                                                               --------             -------
              Net cash provided by operating activities                           4,040               3,715
                                                                               --------             -------

Cash flows from investing activities:
   Purchase of available-for-sale securities                                    (10,318)               (253)
   Proceeds from sales of other real estate                                         327                 717
   Proceeds from maturities of available-for-sale securities                      4,321               1,296
   Loans made to customers, net of repayments                                    (4,944)             (8,661)
   Purchase of premises and equipment                                               (42)                 (4)
   Increase in interest-bearing deposits in financial institutions                   --                (214)
   Expenditures on other real estate                                                 (4)                 --
                                                                               --------             -------
              Net cash used in investing activities                             (10,660)             (7,119)
                                                                               --------             -------

Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings and
     NOW deposit accounts                                                         8,455              (3,339)
   Net increase in time deposits                                                  2,436               9,340
   Increase (decrease) in securities under agreements to repurchase              (1,152)                262
   Net increase (decrease) in advances from Federal Home Loan Bank                 (102)              5,000
   Proceeds from exercise of stock options                                            9                  --
   Net decrease in Federal funds purchased                                         (620)                 --
                                                                               --------             -------
              Net cash provided by financing activities                           9,026              11,263
                                                                               --------             -------

Net increase (decrease) in cash and cash equivalents                              2,406               7,859

Cash and cash equivalents at beginning of period                                  5,160               6,490
                                                                               --------             -------

Cash and cash equivalents at end of period                                     $  7,566              14,349
                                                                               ========             =======

See accompanying notes to consolidated financial statements (unaudited).

                              CAPITAL BANCORP, INC.

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                              (In Thousands)
                                                                                        --------------------------
                                                                                          2003               2002
                                                                                        -------             ------
Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                       $   482                287
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation, amortization and accretion                                           257                128
         Provision for possible loan losses                                                 272                217
         FHLB dividend reinvestment                                                         (16)               (10)
         Decrease in refundable income taxes                                                213                 --
         Loss on other assets                                                                21                 --
         Loss on sale of other real estate                                                    4                 19
         Increase in accrued interest receivable                                            (42)              (118)
         Decrease in loans held for sale                                                  2,893              3,007
         Increase in deferred tax asset                                                      --                (37)
         Decrease in interest payable                                                       (46)                --
         Decrease in other assets                                                            63                234
         Decrease in other liabilities                                                      (71)               (88)
         Increase in accrued income taxes                                                    10                 76
                                                                                        -------             ------
           Total adjustments                                                              3,558              3,428
                                                                                        -------             ------

           Net cash provided by operating activities                                    $ 4,040              3,715
                                                                                        =======             ======

Supplemental Schedule of Non-Cash Activities:

   Unrealized losses on available-for-sale securities, net of
     tax benefits of $42,000 and $64,000, respectively                                  $   (68)              (104)
                                                                                        =======             ======

   Non-cash transfers from loans to other real estate                                   $    --                552
                                                                                        =======             ======

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, comprehensive earnings for the three months ended March 31, 2003 and 2002 and changes in cash flows for the three months ended March 31, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's December 31, 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

         The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1.9 million (3.7% of the portfolio) are presently scheduled to mature or reprice within the next twelve months.

         A secondary source of liquidity is the Company's loan portfolio. At March 31, 2003, loans of approximately $102.5 million (57.6% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $27.6 million (27.1% of the time deposit portfolio) will mature during the next twelve months. The Company's deposit base increased approximately $10.9 million during the quarter ended March 31, 2003. The increase in deposits consists of a $8.5 million increase in transactional accounts and a $2.4 million increase in time deposits. Advances from the Federal Home Loan Bank decreased to $25.7 million at March 31, 2003 from $25.8 million at December 31, 2002.

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

CAPITAL RESOURCES

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.7% at March 31, 2003 and 7.8% at December 31, 2002. Total assets increased 3.9% during the three months ended March 31, 2003. The annualized rate of return on stockholders' equity for the three months ended March 31, 2003 was 10.1% compared to 6.9% for the comparable period in 2002. The Company's capital at March 31, 2003 of $19,055,000 results from beginning capital of $18,632,000 plus net earnings of $482,000, less decrease in unrealized gains on available-for-sale securities of $68,000 plus proceeds of $9,000 related to the exercise of stock options. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

         Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered "adequately capitalized" under the "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2003 the Company and its subsidiary have a Tier 1 risk-based ratio of 9.9%, a total capital to risk-based ratio of 11.2% and a Tier 1 leverage ratio of 7.8%. These ratios fell within the category of "well capitalized" under the regulations.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

         In view of the continued growth of the Company, the Company is considering various measures for raising additional capital to support anticipated future growth.

         The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at March 31, 2003.

STOCK OPTION PLAN

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

         During the quarter ended March 31, 2002, the Board of Directors of the Company and the optionees agreed to a restructuring of the Company's outstanding options. A summary of options activity for directors, former directors, the four senior officers and others is more fully described in the Company's December 31, 2002 Annual Report to Stockholders. During the quarter ended March 31, 2003, one employee exercised 700 shares of his options and the remaining 800 shares of his options were forfeited upon his termination of employment. At March 31, 2003, the Company has granted the right to purchase 127,000 shares of stock to its officers and employees at an exercise price of $12.75, 500 shares to its officers and employees at an exercise price of $15.30, 1,500 shares to its officers and employees at an exercise price of $16.00 and 130,000 shares of stock to the Bank's Directors at an exercise price of $10.00 per share. At March 31, 2003, 236,000 shares were exercisable.

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

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

STOCK OPTION PLAN, CONTINUED

         Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", sets forth the methods for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net earnings, basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below.

                                                                                     In Thousands,
                                                                               Except Per Share Amounts
                                                                      -----------------------------------------
                                                                      For the Period from   For the Period from
                                                                      January 1, 2003 to    January 1, 2002 to
                                                                        March 31, 2003        March 31, 2002
                                                                      -------------------   -------------------
           Net earnings                               As Reported            $482                   $287
                                                      Proforma               $481                   $267

           Basic earnings per common share            As Reported            $.31                   $.18
                                                      Proforma               $.31                   $.17

           Diluted earnings per common share          As Reported            $.29                   $.18
                                                      Proforma               $.29                   $.17

         The Company uses the fair value method to calculate the compensation reported in the proforma earnings. The compensation cost for 2002 related to the grant of stock options includes all grants made in 2002 plus the impact of changes to option terms as set forth above. The fair value of options for 2002 ranged from $0.20 to $1.48 for each option. The fair value for 2002 was estimated using the Black-Scholes option-pricing model using the following assumptions: risk free interest rate ranging from 3.56% to 5.11%; expected life of ten years; and dividend yield ranging from 2.95% to 4.70%. The dividend yield was computed assuming a 15% return on equity with a 30% dividend to earnings payout ratio.

RESULTS OF OPERATIONS

         Net earnings were $482,000 for the three months ended March 31, 2003 as compared to $287,000 for the same period in 2002.

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

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The Company's interest income, excluding tax equivalent adjustments, increased by $489,000 or 15.8% during the three months ended March 31, 2003 as compared to the same period in 2002. The ratio of average earning assets to total average assets was 95.3% for the quarter ended March 31, 2003 and 94.1% for the quarter ended March 31, 2002.

         Interest expense increased by $140,000 for the three months ended March 31, 2003 or 11.9% to $1,316,000 compared to $1,176,000 for the same period in 2002. Such increases in interest expense can be attributable primarily to an increase in average interest bearing liabilities.

         The foregoing resulted in net interest income of $2,275,000 for the three months ended March 31, 2003, for an increase of $349,000, or 18.1%, compared to the same period in 2002.

         The following schedule details the loans of the Company at March 31, 2003 and December 31, 2002:

                                                             (In Thousands)
                                                     ------------------------------
                                                     March 31,         December 31,
                                                       2003                2002
                                                     ---------         ------------
     Commercial, financial & agricultural            $ 95,093             88,406
     Real estate - construction                        18,253             21,488
     Real estate - mortgage                            61,569             60,260
     Consumer                                           5,765              5,766
                                                     --------            -------
                                                     $180,680            175,920
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

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The Company's first mortgage single family residential, consumer and credit card loans or other revolving credit plans which total approximately $57,449,000, $5,620,000 and $145,000, respectively at March 31, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2003, the Company had nonaccrual loans totaling $1,198,000 as compared to $1,306,000 at December 31, 2002.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

         Impaired loans and related allowance for loan loss amounts at March 31, 2003 and December 31, 2002 were as follows:

                                                                   March 31, 2003                  December 31, 2002
                                                            ---------------------------       --------------------------
                                                                              Allowance                        Allowance
                                                             Recorded            for           Recorded           for
                         (In Thousands)                     Investment        Loan Loss       Investment       Loan Loss
                                                            ----------        ---------       ----------       ---------
              Impaired loans with allowance for
                loan loss                                     $1,036              246            1,150            290

              Impaired loans with no allowance for
                loan loss                                         --               --               --             --
                                                              ------            -----            -----            ---

                                                              $1,036              246            1,150            290
                                                              ======            =====            =====            ===

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the three months ended March 31, 2003 and 2002 was $588,000 and $747,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $14,000 and $20,000 for 2003 and 2002, respectively.

         The following schedule details selected information as to non-performing loans of the Company at March 31, 2003:

                                                   March 31, 2003                  December 31, 2002
                                            ---------------------------       ---------------------------
                                            Past Due                          Past Due
                                             90 Days        Non-Accrual        90 Days        Non-Accrual
                                            --------        -----------       --------        -----------
                                                   (In Thousands)                   (In Thousands)
       Real estate - mortgage                $  245              471              149              764
       Real estate - construction                --              254               --              246
       Installment loans                         34               38               53               --
       Commercial                                32              435               82              296
                                             ------            -----            -----            -----
                                             $  311            1,198              284            1,306
                                             ======            =====            =====            =====

       Renegotiated loans                    $   --               --               --               --
                                             ======            =====            =====            =====

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Transactions in the allowance for loan losses were as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                 2003                2002
                                                                -------             ------
                                                                      (In Thousands)
     Balance, January 1, 2003 and 2002, respectively            $ 2,535              2,122
     Add (deduct):
        Losses charged to allowance                                (213)              (217)
        Recoveries credited to allowance                             29                  8
        Provision for loan losses                                   272                217
                                                                -------             ------
     Balance, March 31, 2003 and 2002, respectively             $ 2,623              2,130
                                                                =======             ======

         The provision for loan losses was $272,000 and $217,000 for the first three months of 2003 and 2002, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.

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

         The following table presents total internally graded loans as of March 31, 2003 and December 31, 2002:

                                     March 31, 2003
                                     (In Thousands)        Special
                                          Total            Mention        Substandard     Doubtful
                                     --------------        -------        -----------     --------
     Commercial, financial and
        agricultural                      $1,515               --            1,457            58
     Real estate mortgage                  1,682              151            1,531            --
     Real estate construction                 --               --               --            --
     Consumer                                199               25              174            --
                                          ------            -----            -----          ----
                                          $3,396              176            3,162            58
                                          ======            =====            =====          ====

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

                                    December 31, 2002
                                     (In Thousands)        Special
                                          Total            Mention        Substandard     Doubtful
                                    -----------------      -------        -----------     --------
     Commercial, financial and
        agricultural                      $1,128               --            1,072            56
     Real estate mortgage                  2,341               --            2,341            --
     Real estate construction                 --               --               --            --
     Consumer                                350               48              302            --
                                          ------            -----            -----          ----
                                          $3,819               48            3,715            56
                                          ======            =====            =====          ====

         The collateral values, based on estimates received by management, securing these loans total approximately $2,238,000 ($2,058,000 related to real property and $180,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

         Residential real estate loans that are graded substandard totaling $1,682,000 and $2,341,000 at March 31, 2003 and December 31, 2002 consist of nineteen and thirty-three individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                 March 31, 2003                      December 31, 2002
                                         ------------------------------       ------------------------------
                                                           Percent of                           Percent of
                                                            Loans In                             Loans In
                                            In           Each Category           In           Each Category
                                         Thousands       To Total Loans       Thousands       To Total Loans
                                         ---------       --------------       ---------       --------------
     Commercial, financial and
       agricultural                       $1,705              52.6%            $1,648              50.3%
     Real estate construction                354              10.1                342              12.2
     Real estate mortgage                    354              34.1                342              34.2
     Consumer                                210               3.2                203               3.3
                                          ------             -----             ------             -----
                                          $2,623             100.0%            $2,535             100.0%
                                          ======             =====             ======             =====

                              CAPITAL BANCORP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

         Non-interest income increased $348,000 or 104.8% to $680,000 during the three months ended March 31, 2003 compared to $332,000 for the same period in 2002. The increase in 2003 was due primarily to an increase in gain on sales of loans during the first quarter of 2003 compared to 2002.

         Non-interest expense increased $342,000 or 21.7% to $1,921,000 during the first three months of 2003 compared to $1,579,000 during the same period in 2002. The increase in 2003 was due primarily to increases in salaries and employee benefits and other operating expenses. These increases relate principally to costs associated with opening new branches.

         Income taxes were $280,000 for the first quarter of 2003 as compared to income taxes of $175,000 for the first quarter of 2002.

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with basic earnings per share plus the effect of common shares contingently issuable from stock options.

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2003 and 2002:

         (In Thousands, except share amounts)                                2003                 2002
                                                                          ----------            ---------
         Basic EPS Computation:
           Numerator - income available to common
              shareholders                                                $      482                  287
                                                                          ----------            ---------
           Denominator - weighted average number of
              common shares outstanding                                    1,565,870            1,565,271
                                                                          ----------            ---------

           Basic earnings per common share                                $      .31                  .18
                                                                          ==========            =========

         Diluted EPS Computation:
           Numerator - income available to common shareholders            $      482                  287
                                                                          ----------            ---------

           Denominator:
              Weighted average number of common shares
                outstanding                                                1,565,870            1,565,271
              Dilutive effect of stock options                                86,020               19,755
                                                                          ----------            ---------
                                                                           1,615,890            1,585,026
                                                                          ----------            ---------

         Diluted earnings per common share                                $      .29                  .18
                                                                          ==========            =========

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

         There are no known material changes in reported market risks during the three months ended March 31, 2003 known to management. Please refer to Item 2 of
Part I of this Report for additional information related to market and other risks.

ITEM 4:  CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                  None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:

                                                  Number of Shares of
                          DATE OF SALE             Common Stock Sold              PRICE PER SHARE
                          ------------            -------------------             ---------------
                        January 14, 2003                  700                         $12.75

                  The aggregate proceeds of the shares sold were $8,925.00.

                  There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

                  The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.

                  The securities sold are not convertible.

                  The proceeds of the sales are being used by the Company for general corporate purposes.

         (d) The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      None.

         (b)      Not applicable.

                              CAPITAL BANCORP, INC.

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

         (b) The Company filed a Current Report on Form 8-K on January 10, 2003 reporting the Company's press release to the public regarding earnings.

                              CAPITAL BANCORP, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CAPITAL BANCORP, INC.
                                       -----------------------------------------
                                                     (Registrant)



DATE: May 9, 2003                      /s/ Rick Hart
     ---------------------------       -----------------------------------------
                                       R. Rick Hart, President and
                                       Chief Executive Officer



DATE: May 9, 2003                      /s/ Sally P. Kimble
     ---------------------------       -----------------------------------------
                                       Sally P. Kimble, Executive Vice President
                                       and Chief Financial Officer

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                            OF CAPITAL BANCORP, INC.
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         The Undersigned R. Rick Hart, Chairman, President and Chief Executive Officer of Capital Bancorp, Inc. ("Company"), certifies with respect to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2003 ("report"), that:

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

         (4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (1) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (2) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

                  (3) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) I and the other certifying officers have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (1) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (2) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                            OF CAPITAL BANCORP, INC.
                             PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002, CONTINUED

         (6) I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       /s/ R. Rick Hart
                                       -----------------------------------------
                                       R. Rick Hart, Chairman,
                                       President and Chief Executive Officer

Date: May 9, 2003

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                            OF CAPITAL BANCORP, INC.
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         The Undersigned Sally P. Kimble, Executive Vice President and Chief Financial Officer of Capital Bancorp, Inc. ("Company"), certifies with respect to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2003 ("report"), that:

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

         (4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (1) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (2) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

                  (3) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) I and the other certifying officers have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (1) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (2) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                            OF CAPITAL BANCORP, INC.
                             PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002, CONTINUED

         (6) I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       /s/ Sally P. Kimble
                                       -----------------------------------------
                                       Sally P. Kimble, Executive Vice President
                                       and Chief Financial Officer

Date: May 9, 2003