Form 10-Q
period 2003-06-30
CAPITAL BANCORP INC
filed 2003-08-12
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 1,565,971 shares at August 8, 2003

CAPITAL BANCORP, INC.

Part 1: Financial Information
Item 1. Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets — June 30, 2003 and December 31, 2002
Consolidated Statements of Earnings — For the three months and six months ended June 30, 2003 and 2002
Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows — For the six months ended June 30, 2003 and 2002
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk*
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
Item 6. Exhibits and Reports on Form 8-K
Signatures

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

(Unaudited)

	(In Thousands)
	June 30,	December 31,
	2003	2002

ASSETS

Loans, net of allowance for possible loan losses of $2,776,000 and $2,535,000, respectively	$185,234	173,385
Securities available-for-sale, at market (amortized cost $48,536,000 and $44,330,000, respectively)	49,402	45,144
Loans held for sale	7,816	5,769
Interest-bearing deposits in financial institutions	251	251

Total earning assets	242,703	224,549

Cash and due from banks	6,981	5,160
Premises and equipment, net of accumulated depreciation	4,992	5,060
Accrued interest receivable	1,166	1,107
Deferred income taxes	526	546
Other real estate	—	505
Other assets	4,477	2,478

Total assets	$260,845	239,405

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$209,301	189,895
Securities sold under repurchase agreements	2,083	3,222
Accrued interest and other liabilities	1,223	1,249
Advances from Federal Home Loan Bank	24,676	25,787
Federal funds purchased	3,920	620

Total liabilities	241,203	220,773

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $4 per share, authorized 20,000,000 shares, 1,565,971 and 1,565,271 shares issued and outstanding	6,264	6,261
Additional paid-in capital	5,915	5,909
Retained earnings	6,929	5,960
Net unrealized gains on available-for-sale securities, net of taxes of $332,000 and $311,000, respectively	534	502

Total stockholders’ equity	19,642	18,632

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$260,845	239,405

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars In Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$3,167	2,982	$6,347	5,758
Interest and dividends on securities:
Taxable securities	420	266	774	538
Exempt from Federal income taxes	38	15	68	28
Interest on loans held for sale	78	14	94	37
Interest on Federal funds sold	—	36	6	49
Interest on interest-bearing deposits in financial institutions	4	5	9	10

Total interest income	3,707	3,318	7,298	6,420

Interest expense:
Interest on savings accounts	2	2	5	5
Interest on negotiable order of withdrawal accounts	7	13	15	26
Interest on money market accounts	213	277	404	566
Interest on certificates of deposits over $100,000	484	473	972	821
Interest on certificates of deposits – other	343	271	682	629
Interest on securities sold under repurchase agreements	6	13	16	25
Interest on advances from Federal Home Loan Bank	272	199	549	352
Interest on Federal funds purchased	20	—	20	—

Total interest expense	1,347	1,248	2,663	2,424

Net interest income before provision for possible loan losses	2,360	2,070	4,635	3,996
Provision for possible loan losses	271	230	543	447

Net interest income after provision for possible loan losses	2,089	1,840	4,092	3,549

Non-interest income:
Service charges on deposit accounts	251	248	505	462
Other fees and commissions	79	45	155	79
Gain on sale of loans	273	108	623	192
Gain on sale of securities	1	1	1	1

Total non-interest income	604	402	1,284	734

Non-interest expenses:
Employee salaries and benefits	1,083	897	2,180	1,784
Occupancy expenses	194	186	385	372
Furniture and equipment expenses	115	89	217	178
Data processing expense	56	58	112	101
Professional fees	54	30	101	55
Legal fees and expenses	39	41	100	71
FDIC insurance and state banking fees	20	18	40	35
Other operating expenses	361	315	704	598
Loss on sale of other real estate	12	—	16	19

Total non-interest expense	1,934	1,634	3,855	3,213

Earnings before income taxes	759	608	1,521	1,070
Income taxes	272	231	552	406

Net earnings	$487	377	$969	664

Weighted average number of shares outstanding	1,565,971	1,565,271	1,565,921	1,565,271

Basic earnings per common share	$.31	.24	$.62	.42

Diluted earnings per common share	$.29	.24	$.58	.42

See accompanying notes to consolidated financial statements (unaudited).

Consolidated Statements of Comprehensive Earnings

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Net earnings	$487	377	$969	664

Other comprehensive earnings net of tax:
Unrealized gains on available-for-sale securities arising during period, net of tax expense of $62,000 $192,000, $20,000 and $128,000, respectively	100	314	33	210
Less: reclassification adjustment for gains included in net earnings	—	(1)	(1)	(1)

Other comprehensive earnings	100	313	32	209

Comprehensive earnings	$587	690	$1,001	873

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2003	2002

Cash flows from operating activities:
Interest received	$7,515	6,285
Fees received	660	541
Interest paid	(2,712)	(2,418)
Cash paid to suppliers and employees	(5,529)	(2,812)
Proceeds from loan sales	36,189	14,827
Originations of loans held for sale	(37,613)	(12,990)
Income taxes paid	(619)	(613)

Net cash provided by (used in) operating activities	(2,109)	2,820

Cash flows from investing activities:
Purchase of available-for-sale securities	(19,617)	(10,204)
Proceeds from sale of other real estate	493	717
Proceeds from maturities of available-for-sale securities	15,136	3,520
Loans made to customers, net of repayments	(12,392)	(20,898)
Purchase of premises and equipment	(151)	(34)
Increase in interest-bearing deposits in financial institutions	—	(196)
Expenditures on other real estate	(4)	—

Net cash used in investing activities	(16,535)	(27,095)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	12,091	(1,162)
Net increase in time deposits	7,315	23,626
Net increase (decrease) in securities under agreements to repurchase	(1,139)	61
Net increase (decrease) in advances from Federal Home Loan Bank	(1,111)	4,934
Net increase in Federal funds purchased	3,300	—
Proceeds from exercise of stock options	9	—

Net cash provided by financing activities	20,465	27,459

Net increase in cash and cash equivalents	1,821	3,184
Cash and cash equivalents at beginning of period	5,160	6,490

Cash and cash equivalents at end of period	$6,981	9,674

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2003	2002

Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$969	664
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	586	257
Provision for possible loan losses	543	447
FHLB dividend reinvestment	(32)	(20)
Gain on sale of securities	(1)	(1)
Decrease in refundable income taxes	8	—
Loss on sale of other real estate	16	19
Increase in accrued interest receivable	(59)	(157)
Decrease (increase) in loans held for sale	(2,047)	1,645
Increase in deferred tax asset	—	(36)
Increase (decrease) in interest payable	(49)	6
Decrease (increase) in other assets	(2,066)	68
Increase in other liabilities	98	69
Decrease in accrued income taxes	(75)	(171)

Total adjustments	(3,078)	2,126

Net cash provided by (used in) operating activities	$(2,109)	2,790

Supplemental Schedule of Non-Cash Activities:
Unrealized gain on available-for-sale securities, net of tax expense of $20,000 and $128,000, respectively	$32	209

Non-cash transfers from loans to other real estate	$—	552

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, the results of operations for the three months and six months ended June 30, 2003 and 2002, comprehensive earnings for the three months and six months ended June 30, 2003 and 2002 and changes in cash flows for the six months ended June 30, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete discussion of factors that affect liquidity, capital and the results of operations.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1.8 million (3.6% of the portfolio) are presently scheduled to mature or reprice within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2003 loans of approximately $108.4 million (58.5% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $44.8 million (42.1% of the time deposit portfolio) will mature during the next twelve months. The Company’s deposit base increased approximately $19.4 million during the six months ended June 30, 2003. The increase in deposits consists of a $12.1 million increase in transactional accounts and a $7.3 million increase in time deposits. Advances from the Federal Home Loan Bank decreased to $24.7 million at June 30, 2003 from $25.8 million at December 31, 2002.

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

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 7.5% at June 30, 2003 and 7.8% at December 31, 2002. Total assets increased 9.0% during the six months ended June 30, 2003. The annualized rate of return on stockholders’ equity for the six months ended June 30, 2003 was 9.9% compared to 7.6% for the comparable period in 2002. The Company’s capital at June 30, 2003 of $19,642,000 results from beginning capital of $18,632,000, plus net earnings of $969,000, plus an increase in unrealized gains on available-for-sale securities of $32,000 plus proceeds of $9,000 related to the exercise of stock options. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At June 30, 2003 the Bank has a Tier 1 risk-based ratio of 9.9%, a total capital to risk-based ratio of 11.2% and a Tier 1 leverage ratio of 7.5%. These ratios fell within the category of “well capitalized” under the regulations.

In view of the continued growth of the Company, the Company is considering various measures for raising additional capital to support anticipated future growth.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at June 30, 2003.

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

     During the quarter ended March 31, 2002, the Board of Directors of the Company and the optionees agreed to a restructuring of the Company’s outstanding options. A summary of options activity for directors, former directors, the four senior officers and others is more fully described in the Company’s December 31, 2002 Annual Report to Stockholders. During the six months ended June 30, 2003, one employee exercised 700 shares of his options and the remaining 800 shares of his options were forfeited upon his termination of employment. Forfeited options may be reissued by the Company in accordance with the Company’s stock option plan. At June 30, 2003, the Company has granted the right to purchase 127,000 shares of stock to its officers and employees at an exercise price of $12.75, 500 shares to its officers and employees at an exercise price of $15.30, 1,500 shares to its officers and employees at an exercise price of $16.00 and 130,000 shares of stock to the Bank’s Directors at an exercise price of $10.00 per share. At June 30, 2003, 236,400 shares were exercisable.

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

		In Thousands,
		Except Per Share Amounts

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2003	2002	2003	2002

Net earnings	As Reported	$487	377	$969	664
	Proforma	$486	357	$967	644
Basic earnings per common	As Reported	$.31	.24	$.62	.42
share	Proforma	$.31	.23	$.62	.41
Diluted earnings per common	As Reported	$.29	.24	$.58	.42
share	Proforma	$.29	.23	$.58	.41

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

Results of Operations

     Net earnings were $969,000 for the six months ended June 30, 2003 as compared to $664,000 for the same period in 2002. Net earnings were $487,000 for the quarter ended June 30, 2003 as compared to $377,000 during the same quarter in 2002.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s interest income, excluding tax equivalent adjustments, increased by $878,000 or 13.7% during the six months ended June 30, 2003 as compared to the same period in 2002. Interest income for the quarter ended June 30, 2003 increased $389,000 or 11.7% over the quarter ended June 30, 2002 and increased $116,000 from the first quarter of 2003. The ratio of average earning assets to total average assets was 95.7% for the six months ended June 30, 2003 and 95.2% for the six months ended June 30, 2002.

     Interest expense increased by $239,000 for the six months ended June 30, 2003 or 9.9% to $2,663,000 compared to $2,424,000 for the same period in 2002. Interest expense for the quarter ended June 30, 2003 increased $99,000 or 7.9% as compared to the quarter ended June 30, 2002. Interest expense for the quarter ended June 30, 2003 increased $31,000 or 2.4% compared to the first quarter of 2003.

     The foregoing resulted in net interest income of $4,635,000 for the six months ended June 30, 2003, an increase of $639,000 or 16.0% compared to the same period in 2002. Net interest income for the quarter ended June 30, 2003 increased $290,000 or 14.0% over the second quarter of 2002 while there was an increase of $85,000 or 3.7% over the first quarter in 2003.

     The following schedule details the loans of the Company at June 30, 2003 and December 31, 2002:

	(In Thousands)
	June 30,	December 31,
	2003	2002

Commercial, financial & agricultural	$100,531	88,406
Real estate – construction	14,544	21,488
Real estate – mortgage	67,032	60,260
Consumer	5,903	5,766

	$188,010	175,920

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

     The Company’s first mortgage single family residential, consumer, and credit card loans or other revolving credit plans which total approximately $67,639,000, $5,767,000 and $136,000, respectively, at June 30, 2003, are dividend into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the subjective judgment of management, affect the borrower’s ability to pay.

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2003, the Company had nonaccrual loans totaling $1,052,000 as compared to $1,306,000 at December 31, 2002.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003		December 31, 2002

		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$1,019	255	1,150	290
Impaired loans with no allowance for loan loss	—	—	—	—

	$1,019	255	1,150	290

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the six months ended June 30, 2003 and 2002 was $805,000 and $526,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $29,000 and $23,000 for 2003 and 2002, respectively.

     The following schedule details selected information as to non-performing loans of the Company at June 30, 2003:

	June 30, 2003		December 31, 2002

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)

Real estate — construction	$—	268	$—	246
Real estate — mortgage	435	568	149	764
Consumer loans	34	8	53	—
Commercial	79	208	82	296

	$548	1,052	$284	1,307

Renegotiated loans	$—	—	$—	—

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,

	2003	2002

	(In Thousands)
Balance, January 1, 2003 and 2002, respectively	$2,535	2,122
Add (deduct):
Losses charged to allowance	(343)	(391)
Recoveries credited to allowance	41	21
Provision for loan losses	543	447

Balance, June 30, 2003 and 2002, respectively	$2,776	2,199

     The provision for loan losses was $543,000 and $447,000 for the first six months of 2003 and 2002, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.

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

     The following tables present internally graded loans as of June 30, 2003 and December 31, 2002:

	June 30, 2003

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,445	—	1,444	1
Real estate construction	—	—	—	—
Real estate mortgage	2,084	—	2,084	—
Consumer	465	12	453	—

	$3,994	12	3,981	1

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

	December 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,128	—	1,072	56
Real estate construction	—	—	—	—
Real estate mortgage	2,341	—	2,341	—
Consumer	350	48	302	—

	$3,819	48	3,715	56

     The collateral values, based on estimates received by management, securing these loans total approximately $2,298,000 ($2,203,000 related to real property and $95,000 related to commercial and other loans) at June 30, 2003. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

     Residential real estate loans that are graded substandard totaling $2,084,000 and $2,341,000 at June 30, 2003 and December 31, 2002 consist of twenty-six and thirty-three individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,804	53.5%	$1,648	50.3%
Real estate construction	375	7.7	342	12.2
Real estate mortgage	375	35.7	342	34.2
Consumer	222	3.1	203	3.3

	$2,776	100.0%	$2,535	100.0%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Securities totaled $49,402,000 and $45,144,000 at June 30, 2003 and December 31, 2002, respectively, and was a primary component of the Company’s earning assets. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

     The Company’s classification of securities is as follows:

	Available-for-Sale

	June 30, 2003		December 31, 2002

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

U.S. Treasury and other U.S. Government agencies and corporations	$21,329	21,715	$14,218	14,466
Mortgage-backed securities	21,845	22,223	26,190	26,701
Obligations of states and political subdivisions	3,534	3,636	2,125	2,180
Other securities	1,828	1,828	1,797	1,797

	$48,536	49,402	$44,330	45,144

     No securities have been classified as trading or held-to-maturity securities.

     Non-interest income increased $550,000 or 74.9% to $1,284,000 during the six months ended June 30, 2003 compared to $734,000 for the same period in 2002. Non-interest income increased $202,000 or 50.2% for the quarter ended June 30, 2003 as compared to the comparable quarter in 2002. The increase in 2003 has been due primarily to an increase in gain on sales of loans during the first six months of 2003 compared to 2002.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Non-interest expense increased $642,000 or 20.0% to $3,855,000 during the first six months of 2003 compared to $3,213,000 during the same period in 2002. There was an increase of $300,000 or 18.4% for the three months ended June 30, 2003 as compared to the same period in 2002 and a $13,000 increase or 0.7% from $1,921,000 for the quarter ended March 31, 2003. The increase in 2003 was due primarily to increases in salaries and employee benefits and other operating expenses. These increases relate principally to costs associated with opening new branches.

     Income taxes were $552,000 for the first six months of 2003 as compared to $406,000 for the first six months of 2002. Taxes were $272,000 for the quarter ended June 30, 2003 as compared to $231,000 for the same period in 2002.

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands, except share amounts)	2003	2002	2003	2002

Basic EPS Computation:
Numerator — income available to common shareholders	$487	377	$969	664

Denominator — weighted average number of common shares outstanding	1,565,971	1,565,271	1,565,921	1,565,271

Basic earnings per common share	$.31	.24	$.62	.42

Diluted EPS Computation:
Numerator — income available to common shareholders	487	377	$969	$664

Denominator:
Weighted average number of common shares outstanding	1,565,971	1,565,271	1,565,921	1,565,271
Dilutive effect of stock options	99,916	33,532	96,895	27,850

	1,665,887	1,598,803	1,662,816	1,593,121

Diluted earnings per common share	$.29	.24	$.58	.42

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

     There are no known material changes in reported market risks during the six months ended June 30, 2003 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 4: Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

     (a)  None.

     (b)  Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders was held April 10, 2003.

     (b)  Election of the following members of the board of directors:

            Robert Doyle
            Newt Lovvorn
            Michael Shmerling

     (c) (1) Each director was elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes

Robert Doyle	1,235,076	1,233,076	0	2,000	0
Newt Lovvorn	1,235,076	1,232,615	0	2,461	0
Michael Shmerling	1,235,076	1,233,076	0	2,000	0

          (2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

Number
of Shares				Broker
Voting	For	Against	Abstain	Non-Votes

1,235,076	1,235,076	0	0	0

     (d)  Not Applicable.

CAPITAL BANCORP, INC.
PART II. OTHER INFORMATION, CONTINUED

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31 consists of certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 32 consists of certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	The Company filed a Current Report on Form 8-K on April 7, 2003 reporting the Company’s press release to the public regarding earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC (Registrant)

DATE:	August 8, 2003	/s/ R. Rick Hart R. Rick Hart, President and Chief Executive Officer

DATE:	August 8, 2003	/s/ Sally P. Kimble Sally P. Kimble, Executive Vice President and Chief Financial Officer