Form 10-Q
period 2003-09-30
CAPITAL BANCORP INC
filed 2003-11-14
CIK 1136303

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock outstanding: 1,566,471 shares at November 7, 2003.

CAPITAL BANCORP, INC.

Part I:		Financial Information
	Item 1.	Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets – September 30, 2003 and December 31, 2002.
Consolidated Statements of Earnings - For the three months and nine months ended September 30, 2003 and 2002.
Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 2003 and 2002.
Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 and 2002.
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
Signatures

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(Unaudited)

	(In Thousands)

	September 30,	December 31,
	2003	2002

ASSETS
Loans, net of allowance for possible loan losses of $2,911,000 and $2,535,000, respectively	$192,761	173,385
Securities available-for-sale, at market (amortized cost $45,116,000 and $44,330,000, respectively)	45,440	45,144
Loans held for sale	1,797	5,769
Interest-bearing deposits in financial institutions	251	251
Federal funds sold	3,240	—

Total earning assets	243,489	224,549

Cash and due from banks	5,636	5,160
Premises and equipment, net of accumulated depreciation	4,988	5,060
Accrued interest receivable	1,097	1,107
Deferred income taxes	734	546
Other real estate	—	505
Other assets	4,995	2,478

Total assets	$260,939	239,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$213,222	189,895
Securities sold under repurchase agreements	1,802	3,222
Accrued interest and other liabilities	1,340	1,249
Advances from Federal Home Loan Bank	24,592	25,787
Federal funds purchased	—	620

Total liabilities	240,956	220,773

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $4 per share; authorized 20,000,000 shares, 1,566,471 and 1,565,271 shares issued and outstanding, respectively	6,266	6,261
Additional paid-in capital	5,920	5,909
Retained earnings	7,597	5,960
Net unrealized gains on available-for-sale securities, net of income tax expense of $124,000 and $311,000, respectively	200	502

Total stockholders’ equity	19,983	18,632

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$260,939	239,405

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)

Interest income:
Interest and fees on loans	$3,321	3,106	$9,668	8,864
Interest and dividends on securities:
Taxable securities	294	418	1,068	956
Exempt from Federal income taxes	37	21	105	49
Interest on loans held for sale	80	41	174	78
Interest on Federal funds sold	11	9	17	58
Interest on interest-bearing deposits in financial institutions	4	4	13	14

Total interest income	3,747	3,599	11,045	10,019

Interest expense:
Interest on savings accounts	2	4	7	9
Interest on negotiable order of withdrawal accounts	6	14	21	40
Interest on money market accounts	167	271	571	837
Interest on certificates of deposit over $100,000	482	497	1,454	1,318
Interest on certificates of deposit – other	351	307	1,033	936
Interest on securities sold under repurchase agreements	4	12	20	37
Interest on Federal funds purchased	8	9	28	9
Interest on advances from Federal Home Loan Bank	269	260	818	612

Total interest expense	1,289	1,374	3,952	3,798

Net interest income before provision for possible loan losses	2,458	2,225	7,093	6,221
Provision for possible loan losses	274	298	817	745

Net interest income after provision for possible loan losses	2,184	1,927	6,276	5,476

Non-interest income:
Service charges on deposit accounts	287	272	792	734
Other fees and commissions	90	44	245	123
Gain on sale of loans	477	206	1,100	398
Gain on sale of securities	5	—	6	1

Total non-interest income	859	522	2,143	1,256

Non-interest expenses:
Employee salaries and benefits	1,104	951	3,284	2,735
Occupancy expenses	188	190	573	562
Furniture and equipment expenses	117	97	334	275
Data processing expense	61	52	173	153
Professional fees	80	45	181	100
FDIC insurance and state banking fees	21	17	61	52
Legal fees and expenses	34	60	134	131
Other operating expenses	399	322	1,103	918
Loss on sale of other real estate	—	—	16	19
Loss on disposal of fixed assets	—	—	—	2

Total non-interest expense	2,004	1,734	5,859	4,947

Earnings before income taxes	1,039	715	2,560	1,785
Income taxes	371	257	923	663

Net earnings	$668	458	$1,637	1,122

Basic earnings per common share	$.43	.29	$1.05	.72

Diluted earnings per common share	$.40	.28	$.99	.70

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)
Net earnings	$668	458	$1,637	1,122

Other comprehensive earnings (losses) net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $143,000, $117,000, $185,000 and $245,000, respectively	(231)	191	(298)	401
Less: reclassification adjustment for gains included in net earnings, net of taxes	(3)	—	(4)	(1)

Other comprehensive earnings (losses)	(234)	191	(302)	400

Comprehensive earnings	$434	649	$1,335	1,522

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)

	2003	2002

Cash flows from operating activities:
Interest received	$11,436	9,785
Fees received	1,037	857
Interest paid	(3,973)	(3,793)
Cash paid to suppliers and employees	(5,773)	(4,726)
Proceeds from loan sales	64,727	28,961
Originations of loans held for sale	(59,655)	(31,119)
Income taxes paid	(1,063)	(961)

Net cash provided by (used in) operating activities	6,736	(996)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	27,749	7,316
Purchase of available-for-sale securities	(39,965)	(26,651)
Proceeds from sales of available-for-sale securities	11,055	—
Loans made to customers, net of repayments	(20,193)	(30,516)
Purchase of premises and equipment	(263)	(62)
Increase in interest-bearing deposits in financial institutions	—	(410)
Expenditures on other real estate	(4)	—
Proceeds from sale of other real estate	493	716
Purchase of life insurance	(2,000)	—
Increase in other earning assets	—	(647)

Net cash used in investing activities	(23,128)	(50,254)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	8,875	(3,122)
Net increase in time deposits	14,452	37,155
Net increase (decrease) in securities sold under repurchase agreements	(1,420)	233
Net increase (decrease) in advances from Federal Home Loan Bank	(1,195)	14,834
Net decrease in Federal funds purchased	(620)	—
Proceeds from exercise of stock options	16	—

Net cash provided by financing activities	20,108	49,100

Net increase (decrease) in cash and cash equivalents	3,716	(2,150)
Cash and cash equivalents at beginning of period	5,160	6,490

Cash and cash equivalents at end of period	$8,876	4,340

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)

	2003	2002

Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$1,637	1,122
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	764	423
Provision for possible loan losses	817	745
FHLB dividend reinvestment	(48)	(36)
Gain on sale of securities	(6)	(1)
Loss on sale of other real estate	16	19
Decrease (increase) in loans held for sale	3,972	(2,556)
Increase in refundable income taxes	(65)	—
Increase in other assets, net	(452)	(161)
Decrease (increase) in accrued interest receivable	10	(297)
Increase in deferred tax asset	—	(36)
Loss on disposal of fixed assets	—	2
Decrease in accrued income taxes	(75)	(262)
Increase in other liabilities	187	37
Increase (decrease) in interest payable	(21)	5

Total adjustments	5,099	(2,118)

Net cash provided by (used in) operating activities	$6,736	(996)

Supplemental Schedule of Non-Cash Activities:
Unrealized gain (loss) on available-for-sale securities, net of income taxes of $187,000 and $245,000, respectively	$(302)	400

Non-cash transfers from loans to other real estate	$—	785

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of operations for the three months and nine months ended September 30, 2003 and 2002, comprehensive earnings for the three months and nine months ended September 30, 2003 and 2002 and changes in cash flows for the nine months ended September 30, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2002 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Interim results are subject to customary year-end adjustments.

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

Forward-Looking Statements

     Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995 and other provisions of Federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, project, assume, assumption, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding the assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict in any reliable manner all of the types of circumstances, conditions, and factors that can cause anticipated results to change. Except as may be expressly required by applicable law, the Company does not undertake - and specifically disclaims any plan or obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect actual events, changes, circumstances or results.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $279,000 (0.6% of the portfolio) mature or reprice within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2003 loans of approximately $106.1 million (55.0% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $51.9 million (45.7% of the time deposit portfolio) will become due during the next twelve months. The Company’s deposit base increased approximately $23.3 million during the nine months ended September 30, 2003. The increase in deposits consists of a $8.9 million increase in transactional accounts and a $14.4 million increase in time deposits. Advances from the Federal Home Loan Bank decreased to $24.6 million at September 30, 2003 from $25.8 million at December 31, 2002.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Interest Rate Sensitivity Management, Continued

     It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branched into Sumner County and eastern Davidson County and expects these locations to continue to have a favorable impact on the deposit base. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 7.7% at September 30, 2003 and 7.8% at December 31, 2002. Total assets increased 9.0% during the nine months ended September 30, 2003. The annualized rate of return on stockholders’ equity for the nine months ended September 30, 2003 was 10.9% compared to 8.3% for the comparable period in 2002. The Company’s capital at September 30, 2003 of $19,983,000 results from beginning capital of $18,632,000 plus net earnings of $1,637,000, plus a decrease in unrealized gains on available-for-sale securities of $302,000, plus proceeds of $16,000 related to the exercise of stock options. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At September 30, 2003 the Bank has a Tier 1 risk-based ratio of 9.8%, a total capital to risk-based ratio of 11.1% and a Tier 1 leverage ratio of 7.6%. These ratios fell within the category of “well capitalized” under the regulations.

     In view of the continued growth of the Company, the Company is considering various measures for raising additional capital to support anticipated future growth.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2003.

     In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 500,000 shares of the Company’s stock. The Company agreed with the Bank that it would exchange its options to the holders of stock options under the Bank’s stock option plan on an option-for-option basis. Thus options that were outstanding under the Bank’s stock option plan have been exchanged for options under the Company’s stock option plan. It is intended that the holders of the Bank’s options will be able to exercise their options on exactly the terms and conditions that they could have exercised Bank stock options. Thus substantially identical vesting, exercise price, and all other material terms of exercise have been grafted on the stock options exchanged by Bank stock option holders. (Thus, for example, Bank stock options that were fully vested at the time that the Company acquired the Bank become fully vested at the time of their exchange for Company stock options.)

     During the quarter ended March 31, 2002, the Board of Directors of the Company and the optionees agreed to a restructuring of the Company’s outstanding options. A summary of options activity for directors, former directors, the four senior officers and others is more fully described in the Company’s December 31, 2002 Annual Report to Stockholders. During the nine months ended September 30, 2003, employees were issued options totaling 1,000 shares, employees exercised 1,200 shares of options, and the remaining 800 shares of one employee’s options were forfeited upon his termination of employment. Forfeited options may be reissued by the Company in accordance with the Company’s stock option plan. At September 30, 2003, the Company has granted the right to purchase 126,500 shares of stock to its officers and employees at an exercise price of $12.75, 500 shares to its officers and employees at an exercise price of $15.30, 1,500 shares to its officers and employees at an exercise price of $16.00, 1,000 shares to its officers and employees at an exercise price of $21.00 and 130,000 shares of stock to the Bank’s Directors at an exercise price of $10.00 per share. At September 30, 2003, 239,800 shares were exercisable.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, sets forth the methods for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings, basic earnings per common shares and diluted earnings per common share would have been reduced to the proforma amounts indicated below.

		In Thousands,
		Except Per Share Amounts

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

Net earnings	As Reported	$668	458	$1,637	1,122
	Proforma	$667	438	$1,634	1,102
Basic earnings per common share	As Reported	$.43	.29	$1.05	.72
	Proforma	$.43	.28	$1.04	.71
Diluted earnings per common share	As Reported	$.40	.28	$.99	.70
	Proforma	$.40	.27	$.99	.69

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

Bank Owned Life Insurance

     In 2002, the Board of Directors of Capital Bank voted to purchase bank owned life insurance (“BOLI”) policies to finance certain proposed employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research, BOLI is a widely used tool intended to benefit the Bank and to enable to Bank to provide cost-effective benefits for employees. The Bank treats BOLI life insurance products as bank investments.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Bank Owned Life Insurance, Continued

     In response to the opportunities that the Bank’s Board believed to be available by the use of BOLI policies, and in order to assure to the extent possible the continued service of Messrs. R. Rick Hart and John W. Gregory, Jr., the Bank bought two single-premium BOLI policies for an aggregate purchase price of $2,000,000 in August, 2003 to fund non-ERISA retirement (and other) benefits to these two executive officers and directors. These benefits will be provided in the form of supplemental executive retirement plan (SERP) agreements that the Bank signed with Messrs. Hart and Gregory in August of 2003. The Bank now owns the BOLI policies (including both the cash value and all increases in the cash value).

     The BOLI policies are being carried on the Bank’s balance sheet as investments. Anticipated increases in cash value, as well as death benefits received in the unfortunate event of the death of either of these employees, will be treated as “other income” on the Bank’s income statement. The income booked form the increases in anticipated cash value of the policies can help offset other Bank expenses. There are certain inherent risks in such investments that we considered by the Board, but the Board perceived that the advantages outweighed the risks.

     Please refer to the BOLI discussion in the Company’s most recent proxy statement furnished to Shareholders and as filed with the Securities and Exchange Commission.

Results of Operations

     Net earnings were $1,637,000 for the nine months ended September 30, 2003 as compared to $1,122,000 for the same period in 2002. Net earnings were $668,000 for the quarter ended September 30, 2003 as compared to $458,000 during the same quarter in 2002.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest.

     The Company’s interest income, excluding tax equivalent adjustments, increased by $1,026,000 or 10.2% during the nine months ended September 30, 2003 as compared to the same period in 2002. Interest income for the quarter ended September 30, 2003 increased $148,000 or 4.1% over the quarter ended September 30, 2002 and increased $40,000 from the second quarter of 2003. The ratio of average earning assets to total average assets was 94.3% for the nine months ended September 30, 2003 and 95.5% for the nine months ended September 30, 2002.

     Interest expense increased by $154,000 for the nine months ended September 30, 2003 or 4.1% to $3,952,000 compared to $3,798,000 for the same period in 2002. Interest expense for the quarter ended September 30, 2003 decreased $85,000 or 6.2% as compared to the quarter ended September 30, 2002. Interest expense for the quarter ended September 30, 2003 decreased $58,000 or 4.3% compared to the quarter ended June 30, 2003.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The foregoing resulted in net interest income of $7,093,000 for the nine months ended September 30, 2003, an increase of $872,000 or 14.0% compared to the same period in 2002. Net interest income for the quarter ended September 30, 2003 increased $233,000 or 10.5% over the third quarter of 2002 while there was an increase of $98,000 or 4.2% over the quarter ended June 30, 2003.

     The following schedule details the loans of the Company at September 30, 2003 and December 31, 2002.

	(In Thousands)

	September 30,	December 31,
	2003	2002

Commercial, financial & agricultural	$103,793	88,406
Real estate – construction	16,709	21,488
Real estate – mortgage	69,002	60,260
Consumer	6,168	5,766

	$195,672	175,920

     The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

     The Company’s first mortgage single family residential, consumer and other revolving credit plans which total approximately $63,324,000, $6,033,000 and $135,000, respectively at September 30, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2003, the Company had nonaccrual loans totaling $1,591,000 as compared to $1,306,000 at December 31, 2002.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003		December 31, 2002

		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss

Impaired loans with allowance for loan loss	$1,494	378	$1,150	290
Impaired loans with no allowance for loan loss	—	—	—	—

	$1,494	378	$1,150	290

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the nine months ended September 30, 2003 and 2002 was $861,000 and $425,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $47,000 and $27,000 for 2003 and 2002, respectively.

     The following schedule details selected information as to non-performing loans of the Company:

	September 30, 2003		December 31, 2002

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)
Real estate - construction	$—	295	$—	246
Real estate - mortgage	266	755	149	764
Consumer	13	23	53	—
Commercial	90	518	82	296

	$369	1,591	$284	1,306

Renegotiated loans	$—	—	$—	—

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,

	2003	2002

	(In Thousands)
Balance, January 1, 2003 and 2002, respectively	$2,535	2,122
Add (deduct):
Losses charged to allowance	(502)	(506)
Recoveries credited to allowance	61	28
Provision for loan losses	817	745

Balance, September 30, 2003 and 2002, respectively	$2,911	2,389

     The provision for loan losses was $817,000 and $745,000 for the first nine months of 2003 and 2002, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors.

     The following tables present internally classified loans as of September 30, 2003 and December 31, 2002:

	September 30, 2003

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,817	198	1,604	15
Real estate construction	—	—	—	—
Real estate mortgage	1,306	314	992	—
Consumer	267	35	232	—

	$3,390	547	2,828	15

	December 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$1,128	—	1,072	56
Real estate construction	—	—	—	—
Real estate mortgage	2,341	—	2,341	—
Consumer	350	48	302	—

	$3,819	48	3,715	56

     The collateral values, based on estimates received by management, securing these loans total approximately $3,496,000 ($2,135,000 related to real property and $1,361,000 related to commercial and other loans) at September 30, 2003. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely impact future operating results, liquidity or capital resources.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Residential real estate loans that are graded substandard totaling $992,000 and $2,341,000 at September 30, 2003 and December 31, 2002 consist of twelve and thirty-three individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Residential real estate loans that are graded special mention totaling $314,000 at September 30, 2003, consist of six individual loans, respectively, that have been graded accordingly due to inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,892	53.0%	$1,648	50.3%
Real estate construction	393	8.5	342	12.2
Real estate mortgage	393	35.3	342	34.2
Consumer	233	3.2	203	3.3

	$2,911	100.0%	$2,535	100.0%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Securities totaled $45,440,000 and $45,144,000 at September 30, 2003 and December 31, 2002, respectively, and was a primary component of the Company’s earning assets. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s classification of securities is as follows:

	Available-for-Sale

	September 30, 2003		December 31, 2002

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

U.S. Treasury and other U.S. Government agencies and corporations	$22,589	22,732	$14,218	14,466
Mortgage-backed securities	16,264	16,439	26,190	26,701
Obligations of states and political subdivisions	4,418	4,424	2,125	2,180
Other securities	1,845	1,845	1,797	1,797

	$45,116	45,440	$44,330	45,144

     No securities have been classified as trading or held-to-maturity securities.

     Non-interest income increased $887,000 or 70.6% to $2,143,000 during the nine months ended September 30, 2003 compared to $1,256,000 for the same period in 2002. Non-interest income increased $337,000 or 64.6% for the quarter ended September 30, 2003 as compared to the comparable quarter in 2002. The increase in 2003 has been due primarily to an increase in gain on sales of loans during the first nine months of 2003 compared to 2002.

     Non-interest expense increased $912,000 or 18.4% to $5,859,000 during the first nine months of 2003 compared to $4,947,000 during the same period in 2002. There was an increase of $270,000 or 15.6% for the three months ended September 30, 2003 as compared to the same period in 2002 and a $70,000 increase or 3.6% from $1,934,000 for the quarter ended June 30, 2003. The increase in 2003 was due primarily to increases in salaries and employee benefits and other operating expenses. These increases relate principally to costs associated with opening new branches and increased commissions paid to the mortgage department due to increased production of mortgage loans due to the favorable rate environment.

     Income taxes were $923,000 for the first nine months of 2003 as compared to $663,000 for the first nine months of 2002. Taxes were $371,000 for the quarter ended September 30, 2003 as compared to $257,000 for the same period in 2002.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands, except share amounts)	2003	2002	2003	2002

Basic EPS Computation:
Numerator - income available to common shareholders	$668	458	$1,637	1,122

Denominator - weighted average number of common shares outstanding	1,565,982	1,565,271	1,565,941	1,565,271

Basic earnings per common share	$.43	.29	$1.05	.72

Diluted EPS Computation:
Numerator – income available to common shareholders	$668	458	$1,637	1,122

Denominator:
Weighted average number of common shares outstanding	1,565,982	1,565,271	1,565,941	1,565,271
Dilutive effect of stock options	103,465	53,798	90,000	42,535

	1,669,447	1,619,069	1,655,941	1,607,806

Diluted earnings per common share	$.40	.28	$.99	.70

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

     There are no known material changes in reported market risks during the nine months ended September 30, 2003 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

(d)	Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5. OTHER INFORMATION

          None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)	Exhibits 10.4 and 10.5 consist of Supplemental Executive Retirement Plan Agreements.

(2)	Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.

(3)	Exhibit 32 consists of Section 1350 certifications.

(b)	The Company filed a Current Report on Form 8-K on October 8, 2003 reporting the Company’s press release to the public regarding earnings.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC.

(Registrant)

DATE: November 7, 2003	/s/	R. Rick Hart

R. Rick Hart, President and
Chief Executive Officer

DATE: November 7, 2003	/s/	Sally P. Kimble

Sally P. Kimble, Sr. Vice President and
Chief Financial Officer