Form 10-Q/A
period 2003-09-30
CAPITAL BANCORP INC
filed 2003-11-25
CIK 1136303

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

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003		2002	2003	2002

	(In Thousands)			(In Thousands)
Net earnings	$668		458	$1,637	1,122

Other comprehensive earnings (losses) net of tax:
Unrealized gains on available-for-sale securities arising during period, net of taxes of $205,000*, $117,000, $185,000 and $245,000, respectively	(331	)*	191	(298)	401
Less: reclassification adjustment for gains included in net earnings, net of taxes	(3)		—	(4)	(1)

Other comprehensive earnings (losses)	(334	)*	191	(302)	400

Comprehensive earnings	$334	*	649	$1,335	1,522

*Number corrected from initial filing of Form 10-Q.

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

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

(d)	Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5. OTHER INFORMATION

          None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)	Exhibits 10.4 and 10.5 consist of Supplemental Executive Retirement Plan Agreements. (Filed on November 14, 2003 with original Form 10-Q)

(2)	Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.

(3)	Exhibit 32 consists of Section 1350 certifications.

(b)	The Company filed a Current Report on Form 8-K on October 8, 2003 reporting the Company’s press release to the public regarding earnings.

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