Form 10-K
period 2003-12-31
CAPITAL BANCORP INC
filed 2004-03-29
CIK 1136303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File Number: 333-56682.

CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1848668
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1820 West End Avenue
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (615) 327-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

$4.00 par value common stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X ]

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of Capital Bancorp, Inc.’s most recently completed second fiscal quarter) was $29,585,568.* The aggregate market value of the voting and non-voting common equity held by non-affiliates is computed by reference to the price at which the common equity was last sold ($21.25 per share), or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30,2003). The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each of such Director and executive officer individually disclaims. This computation is based on an estimated 1,392,262 shares held by non-affiliates at June 30, 2003. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2004, Capital Bancorp, Inc., had 1,573,971 shares of common stock outstanding.

(Cover Page - continued)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

Specified portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

*In calculating the market value of the common equity held by non-affiliates of Capital Bancorp, Inc., as disclosed on the cover page of this Annual Report on Form 10-K, Capital Bancorp, Inc., has treated as common equity held by affiliates only voting stock owned as of June 30, 2003 by its directors and principal executive officers; we have not treated for purposes of this response stock held by any of our subsidiaries as pledgee or in a fiduciary capacity as stock held by our affiliates. Capital Bancorp, Inc., had no nonvoting common equity outstanding at June 30, 2003. Our response to this item is not intended to be an admission that any person is an affiliate of Capital Bancorp, Inc., for any purpose other than this response.

CAPITAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	47
SIGNATURES	48
EXHIBIT INDEX	49
APPENDIX F – 2003 ANNUAL FINANCIAL DISCLOSURES	51
EX-14 CODE OF ETHICS
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.A SECTION 906 CERTIFICATION OF THE CEO
EX-32.B SECTION 906 CERTIFICATION OF THE CFO

PART I

Forward-Looking Statements

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which your Company, Capital Bancorp, Inc., operates, including projections of future performance, perceived opportunities in the market and any statements regarding the Company’s goals, business plans, and/or areas of concern. The Company’s actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business - Factors That May Affect Future Results of Operation” and “Cautionary Statement Regarding Forward-Looking Statements.”

ITEM 1. BUSINESS

Description of Business

The Company

Capital Bancorp, Inc. (the “Company”) is a one bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was chartered in the State of Tennessee in March of 2001 for the purpose of becoming the parent bank holding company of Capital Bank & Trust Company (“Capital Bank” or “Bank”). The Bank’s Shareholders approved a share exchange between the Company and the Bank on April 24, 2001. The share exchange became effective on July 1, 2001. The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to those of the Bank in 2003. The Company has elected not to seek financial holding company status, although it believes that it is eligible to do so.

Business Development in 2003.

During 2003 the Bank continued to focus on developing its financial services business in Davidson County, Tennessee and in other areas (generally, in those counties contiguous to Davidson County, particularly Sumner and Wilson Counties in Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the real estate development business, business executives, professionals and other individuals. The Bank operates throughout Davidson County, Tennessee, with three offices located in Nashville. The Bank opened new, full service branch offices in Hermitage, Tennessee (2001) and in Hendersonville and Goodlettsville, Tennessee (2000).

At December 31, 2003, the Company had total earning assets of approximately $265,426,000 and total Shareholders’ equity of $20,843,000. The Company reported consolidated net earnings of approximately $2,397,000 for fiscal 2003. At December 31, 2003, the Bank’s total loans (net of allowance for possible loan and lease losses of $2,901,000) were $214,334,000 and its total deposits were $224,230,000. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“Management’s Discussion and Analysis”), and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item.

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

The Bank concentrates on developing its financial service business in Davidson and Sumner Counties in Tennessee and in other trade areas (generally, in the other counties contiguous to Davidson County). It currently operates six full-service banking offices located in Davidson County and Sumner County in Tennessee. Its main office is located in Nashville, Tennessee and it has additional full-service branches in Nashville, Goodlettsville, Hendersonville, and Hermitage, Tennessee. The Bank’s deposits are insured by the FDIC as provided by law. It has not elected to seek membership in the Federal Reserve System.

The principal executive offices of the Bank are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.

Business of the Bank.

The Bank focuses its business in Middle Tennessee. The Middle Tennessee area is generally comprised of the Nashville, Tennessee Metropolitan Statistical Area. The Bank’s primary source of income in 2003 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 85.4% of its gross earnings from interest income and approximately 14.6% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Middle Tennessee, primarily in the Davidson County and Sumner County trade areas, through its commercial banking operations.

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

The Bank makes secured and unsecured commercial, consumer, installment and construction loans. Residential mortgages, commercial real estate loans, and small business loans are core products. Consumer loans include revolving credit lines and installment loans.

The Bank offers the following support services to make financial management more efficient and convenient for its customers:

•	personalized service	•	automatic bill payment service

•	telephone banking	•	safe deposit boxes

•	night deposit services	•	drive-up banking

•	on-line banking	•	U.S. Savings Bonds

•	direct deposit	•	travelers’ checks

For retail customers, the Bank offers a full range of depository products including checking, savings, money market deposit accounts, certificates of deposit, Individual Retirement Accounts, and safe deposit boxes. Additionally, customers have access on-line to account information as well as for bill payment. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank has a number of correspondent bank relationships, through which the Bank is effectively able to offer customers services generally available only from larger financial institutions. The Bank does not operate a trust department.

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

The Company and Capital Bank are required to have minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively. As of December 31, 2003, the actual ratios were 9.2% and 10.5%, respectively, at December 31, 2003 and 10.0% and 11.2%, respectively, at December 31, 2002. The leverage ratios at December 31, 2003 and 2002 were 7.7%, respectively, and the minimum leverage capital requirement was 4.0%. Based solely on its analysis of federal banking regulatory categories, the Company and its subsidiary Capital Bank appear to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. Generally, the Company is pleased with these ratios and believes that they are consistent with the Company’s (and the Bank’s) anticipated growth for the foreseeable future.

There also has been a number of recent legislative and regulatory proposals designed to overhaul or otherwise “strengthen” the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “U.S.A. Patriot Act,” and the “Gramm-Leach-Bliley Act of 1999” in late 1999 were important developments. See “Financial Services Modernization Act,” “U.S.A. Patriot Act,” and Recent Developments and Future Legislation - The “Sarbanes-Oxley Act of 2002,” below.

Please refer also to the Consolidated Financial Statements for additional, important information concerning the Bank.

(Continued on next page.)

Financial Summary of the Company

A financial summary of the Company is set forth below (amounts are rounded). For years prior to 2001, the amounts stated are Bank only. Please refer to the Consolidated Financial Statements for a more detailed presentation.

YEAR ENDED DECEMBER 31
(Dollars in Thousands Except Per Share)

	2003	2002	2001	2000	1999
Total Assets	$281,969	$239,405	$181,412	$166,942	$136,313
Total Earning Assets	265,426	224,549	168,514	153,369	128,932
Net Loans	214,334	173,385	138,952	114,703	102,912
Deposits	224,230	189,895	150,093	144,093	100,978
Stockholders’ Equity	20,843	18,632	16,521	15,282	19,062
Gross Revenues	17,607	15,699	14,562	14,150	10,846
Interest Income	15,029	13,721	13,254	13,338	10,084
Non-Interest Income	2,578	1,978	1,308	812	762
Net Earnings	2,397	1,627	989	1,087	1,038
Basic Earnings Per Share	1.53	1.04	0.63	0.68	0.64
Diluted Earnings Per Share	1.45	1.01	0.62	0.65	0.59

(Continued on next page.)

YEAR ENDED DECEMBER 31
(Dollars in Thousands Except Per Share*)

			Percentage Increase (Decrease)
	2003	2002	from 2002 to 2003
Total Assets	$281,969	$239,405	17.78
Total Earning Assets	265,426	224,549	18.20
Net Loans	214,334	173,385	23.62
Deposits	224,230	189,895	18.08
Stockholders’ Equity	20,843	18,632	11.87
Gross Revenues	17,607	15,699	12.15
Interest Income	15,029	13,721	9.53
Non-Interest Income	2,578	1,978	30.33
Net Earnings	2,397	1,627	47.33
Basic Earnings Per Share*	1.53	1.04	47.12
Diluted Earnings Per Share*	1.45	1.01	43.56

Efficiency

Frequently, one measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating a dollar of revenue. That is, the ratio is designed to reflect the percentage of a dollar which must be expended to generate one dollar of revenue. Fifty percent (that is, $.50 for each $1.00 of revenue generated) is considered by some to be a standard by which a financial organization’s “efficiency” can be measured. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income and non-interest income. For 2003, the efficiency ratio was 61.30%, compared to 65.09% for 2002 and 73.43% for 2001. Because the Company is operated on the principle of community bank levels of service, however, money center bank measures of “efficiency ratios” are not believed to be fairly applicable to the Company or to Capital Bank. In order to compete more effectively against larger commercial banks and thrifts, the Company has elected to provide the high levels of service that mandate or merit higher levels of personnel per dollar of assets than might be true of a larger institution. However, like any other well run business, the Company remains committed to aggressively managing its costs within the framework of its own business model. This is a forward-looking statement, and actual results could differ because of several factors, including those specified or described in the discussion of “Cautionary Statement Regarding Forward-Looking Statements.”

Subsidiaries

The Company has one direct subsidiary, which is Capital Bank. The Bank has one active subsidiary, Capital Housing Improvement Projects, Inc., which assists the Bank in providing affordable housing to lower income customers. All of the Company’s subsidiaries are listed in Exhibit 21.

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

Cautionary Statement Regarding Forward-Looking Statements

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

Supervision and Regulation

The commercial banking business is highly regulated. The following discussion contains a summary of the material aspects of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information about the Company. The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of shareholders or any other group. In addition, certain present or potential activities of the Company and the Bank are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission (SEC) and the Tennessee Department of Commerce and Insurance. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

General

Capital Bancorp, Inc. The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Company is subject to examination, regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is required to file annual reports and such additional information as the Federal Reserve Board may require. The Company is also subject to certain Tennessee regulations.

In the following sections, we will briefly review matters related to Capital Bank & Trust Company, to federal and state regulation of the Company and Capital Bank & Trust Company, to dividends, to capital and prompt corrective actions, and to a few other matters related to the Company’s and Capital Bank’s operations. This list is far from definitive and has been discussed by the Company at greater length in prior Annual Reports on Form 10-K. All of these discussions are meant to be informative but not to be exhaustive or comprehensive, or to constitute legal advice about any aspect of the Company’s or Capital Bank’s businesses.

Among other things, federal and state laws regulate the Company’s corporate governance, its investment authority, its manner of doing business, its employment practices, its community reinvestment obligations, its consumer privacy policies and procedures, its relationship with Capital Bank & Trust Company and its other affiliates, its ability to merge with, acquire, or be acquired by other entities, its requisite minimum capital and the forms of capital, its payment of dividends or other distributions, the types of businesses in which it can engage, and many other aspects of its business. The Company is subject to examination and supervision by the Federal Reserve Board and it must pay for such examination and supervision.

Capital Bank & Trust Company. The Company’s subsidiary Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is chartered under the laws of the State of Tennessee but it has chosen not to be a member of the Federal Reserve System. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured, as provided by law, by the FDIC through the Bank Insurance Fund. The Bank is subject to supervision, regulation, and examination by the FDIC and also by the Tennessee Department of Financial Institutions (“TDFI”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Among other things, federal and state laws regulate the Bank’s corporate governance, its lending authority, the interest rates and fees it may charge, its manner of doing business, its employment practices, its community reinvestment obligations, its consumer privacy policies and procedures, its credit-reporting activities, its relationship with the and its other affiliates, its ability to merge with, acquire, or be acquired by other entities, its requisite minimum capital and the forms of capital, its ability to branch, its payment of dividends or other distributions, the types of businesses in which it can engage, and many other aspects of its business. The Bank is subject to examination and supervision by the FDIC and the TDFI and it must pay for such examination and supervision.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

Tennessee law restricts the amount of dividends that may be paid by the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the TDFI. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital and surplus is below certain statutory limits.

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

Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. However, the Company has elected, in past years, not to pay a dividend. The Company could in the future elect to pay stock and/or cash dividends in 2004 or in later years if so determined by its board of directors. Currently, however, the funds available for dividends are expected to be retained by the Company to support the Company’s planned growth in deposits and loans. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.”

Bank Holding Company Regulation

As a bank holding company subject to the Bank Holding Company Act, the Company must obtain prior Federal Reserve Board approval for bank acquisitions and is generally limited to engaging in banking or bank-related activities. The Company must obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls. Interstate banking and interstate branching are now permitted.

The Company is subject to various legal restrictions on the extent to which it and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from the Bank. For example, the Company and the Bank are subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with any affiliate, including any transactions between the Bank and the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution’s capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on “non-credit” transactions between the Bank on the one hand and the Company (and “nonbank” bank holding company) affiliates on the other hand. On October 31, 2002, the Federal Reserve issued a new regulation that became effective on April 1, 2003. The Federal Reserve Board’s“Regulation W” is intended to comprehensively implement sections 23A and 23B of the

Federal Reserve Act and to protect insured depository institutions from incurring losses arising from transactions with affiliates.

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

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. (This is discussed in the context of “Cross-Guarantee Liability.”) In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

Bank holding companies within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act are also subject to regulation under that Tennessee Act. As such, a bank holding company and its subsidiaries could be subject to examination by, and could be required to file reports with, the TDFI under specified circumstances.

Effective in late 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. Based on information published by the FDIC as of June 30, 2003, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.

Source of Financial Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Moreover, as a shareholder the Company would probably rank low in recipients in the event that the Bank were liquidated. Depositors of a bank, and the FDIC as their subrogee, would likely be entitled to priority over creditors of the Bank, including the Company, in the event of a liquidation of the Bank.

Cross-Guarantee Liability. Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and in danger of default is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Company and the Bank are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Bank would likely result in assertion of the cross-guarantee provisions and the assessment of such estimated losses against the Company.

Interstate Banking and Branching. The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed deposit concentration limits. The Company and the Bank will have the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Tennessee Banking Regulation

The Bank is incorporated under the banking laws of the State of Tennessee. As such, the Bank is subject to a myriad of state banking and corporate laws, and to supervision, regulation and examination by the TDFI, although such regulation and examination is for the protection of the banking system and not for the protection of shareholders or any other investors. The Bank files periodic reports with the TDFI concerning, among other things, its activities and financial condition.

Tennessee statutes regulate a variety of the banking activities of the Bank including required reserves, investments, loans, mergers and share exchanges, issuance of securities, payment of dividends, and establishment of branches. Under Tennessee law, a state bank is prohibited from lending to any one person, firm or corporation amounts more than 15% of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) with the prior approval of the Bank’s board of directors or finance committee (however titled), the Bank may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts. The Bank must obtain the prior approval of the Commissioner of the TDFI (the “Commissioner”) for a variety of matters. These include branching, mergers, acquisitions, issuances of preferred stock, charter amendments, and other matters. State and federal statutes and regulations also relate to many aspects of the Banks’ operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “Capital Adequacy.”

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

As noted above, Tennessee law restricts the amount of dividends that may be paid by the Bank. In no event is a Tennessee chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital, and surplus is below certain statutory limits.

Subject to certain exceptions and the ultimate impact of the federal Interstate Banking Act, both a bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least three years. Notwithstanding the above-described prohibition(s), a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least three years, provided that the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least three years may be acquired, under certain circumstances, by banks and bank holding companies from inside or outside Tennessee. Acquisitions are subject to the approval of the Commissioner, the FDIC, and the Federal Reserve

Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the TDFI and the FDIC pursuant to certain state and federal law requirements.

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

The FDIC has adopted regulations under the Federal Deposit Insurance Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2003, the Company believes the brokered deposits regulation will have no material effect on the funding or liquidity of Capital Bank. Presently, the Bank utilizes some brokered deposits in the form of certificates of deposit obtained outside of the Bank’s geographic market in order to reduce the cost of deposits. At December 31, 2003, approximately five percent of our total deposits were classified as brokered certificates of deposit.

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

At December 31, 2003, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

		Well-Capitalized	Minimum Required
	Capital Bancorp, Inc.	Institutions*	by Regulation
Tier 1 Capital	9.2%	6.00%	4.00%
Total Risk-Based Capital	10.5%	10.00%	8.00%
Leverage Ratio	7.7%	5.00%	4.00%

*See “Prompt Corrective Action” below.

Please refer to Note 15 to the Consolidated Financial Statements for additional information on the Company’s consolidated capital position. The Company is presently reviewing available avenues for raising additional capital to support anticipated future capital needs.

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

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the FDIC, as the case may be. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2003.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

The federal regulators continue to study and to propose changes to the capital requirements applicable to the Company and Capital Bank. There is ongoing study, discussion and regulatory debate about international capital standards known as the Basel Accords. The supervisory review aspect of the Basel framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy. The Company does not anticipate that these changes will adversely affect the Company or the Bank. The Company believes that is capital position is adequate and that it meets all federal capital standards applicable to it and to the Bank.

Please refer to Items 7, 7A and 8 of this Annual Report on Form 10-K for additional information about the Company’s and the Bank’s respective capital positions.

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

The Company believes that the Bank, as of December 31, 2003, had sufficient capital to qualify as “well capitalized” under applicable regulatory capital requirements.

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

The Community Reinvestment Act

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

Financial Services Modernization Act

The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) became law on November 12, 1999. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. The term “financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Financial Services Modernization Act is also known as the “Gramm-Leach-Bliley Act of 1999.”

The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the Company may find that it is compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this new law may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company or the Bank. The Company cannot predict the potential effect that the Act will have on its business and operations, although the Company expects that the general effect of the Act will be to increase competition, and possibly to encourage further consolidation, in the financial services industry generally.

U.S.A. Patriot Act

After the terrorist attacks of September 11, 2001, Congress enacted broad anti-terrorism legislation called the “United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001,” which is generally known as the “USA Patriot Act.” Title III of the USA Patriot Act requires financial institutions, including the Company and Capital Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

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

The federal Treasury Department has issued regulations under the USA PATRIOT Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations. Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasurer’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

The Company and the Bank believe that their systems and procedures accomplish compliance with these requirements. This law and the related regulations impose come continuing costs on the Company and the Bank but they believe that the cost is not likely to be material to them.

Competition

Capital Bancorp, Inc., and its direct and indirect subsidiaries operate in a highly competitive environment. Capital Bancorp, Inc., is a relatively small financial services organization that competes for business with many far-larger organizations. The Company and its subsidiaries compete with other bank holding companies and banks, savings and loan associations and other thrift institutions, credit unions, brokerage and investment banking firms, money market and other mutual funds for deposits, and other sources of funds. In addition, they compete with a variety of other financial services firms, such as finance companies, mortgage loan companies, leasing companies, merchant banks, insurance companies and insurance companies. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks. Thus the Company and its affiliates, especially Capital Bank, compete with businesses that do not have either the direct or indirect costs imposed by federal and state regulation, and thus which may have a competitive advantage over the Company. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications, processes and costs as are the Company or the Bank.

The principal geographic area of the Company’s operations encompasses Nashville, Davidson County, Sumner County, and other areas of Tennessee contiguous to Davidson County. In this area, there are many commercial banks and other financial institutions operating dozens of offices and branches (exclusive of free-standing ATM’s) and holding an aggregate (reportedly) of billions of dollars in deposits as of approximately June 30, 2003 (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including financial institutions with national and regional scope, as well as with a variety of other local banks, financial institutions, and financial services companies.

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

Sources and Availability of Funds

Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operation (Item 7) and included as part of Appendix F.

Personnel

At year-end 2003, the Bank employed 66 full-time equivalent personnel, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

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

The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. The Federal Reserve Board implements national monetary policies (with objectives such as addressing inflationary and recessionary pressures) through its open- market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. As described in Management’s Discussions and Analysis, changes in interest rates effected by the Federal Reserve Board can have a material impact on the Company and the Bank. For example, the impact can be to narrow the Bank’s net interest margin (the difference between what the Bank pays for deposits and what the Bank charges for loans), thus adversely affecting earnings. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

The Company and the Bank are also affected by the supervisory activities and regulatory policies of various bank regulatory authorities, including the TDFI, the FDIC, the Federal Reserve Board, and the federal Office of the Comptroller of the Currency. Regulatory policies, examinations and initiatives impose costs on both the Company and the Bank and influence their governance and operations.

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

Transactions with the Company’s Accountants

As a matter of policy, the Company avoids being involved in transactions with its firm of independent certified public accountants that would, in the Company’s view, jeopardize that firm’s independence. The Company values the work and the independent perspective offered by that firm but engages in no material consulting service agreements with that firm. For example, in 2003, the fees for non-audit services for the Company and the Bank were $5,895 as opposed to $94,770 for audit and audit-related fees. Additional information concerning the Company’s principal accountants is set forth in Item 14 of this Annual Report on Form 10-K, “Principal Accountant Fees and Services.”

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

Line of Business

The Company’s principal business is the ownership of the Banks’ stock. The Bank operates under the Tennessee Banking Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2003. Please refer to the Management’s Discussion and Analysis and to Note 15 to the Consolidated Financial Statements for additional information about the Company’s business activities.

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

Changes in market interest rates may adversely affect the Company’s performance. For instance, the Company’s earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, its interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. Although management believes that the current level of interest rate sensitivity is reasonable, significant fluctuations and/or further increases in interest rates may have an adverse effect on the Company’s business, financial condition and results of operations. Interest rate fluctuations can have a decidedly negative effect on the Bank’s (and thus the Company’s) profitability. See Item 7, “Management’s Discussion and Analysis.” See Item 7, “Management’s Discussion and Analysis.”

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

The Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations were issued by the SEC in connection with the new law during both 2002 and 2003, and additional regulations are anticipated. This important law has far reaching impact on corporate affairs, particularly for companies that are listed on public securities exchanges such as the New York Stock Exchange and the NASDAQ. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission (“SEC”). The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.

As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Bank. Other well known recent development was the enactment of the Financial Services Modernization Act, which is having an extensive impact on financial services in the United States. Additional developments include, for example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least three years by out-of-state banks and bank holding companies. Moreover, the limitation on acquiring banks in Tennessee that have been in existence less than five years has been changed to three years. It has also become possible to have “S corporation” tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to certain qualifying financial institutions.

Various proposals related to so-called “predatory lending” continue to be advanced by regulators, legislators, and consumer groups. The ultimate form or impact of any actual legislation or regulation cannot be accurately predicted.

The effect of certain recent changes accounting standards are addressed in Management’s Discussion and Analysis (Item 7) under the caption “Impact of New Accounting Standards.”

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

Selected Financial Data and Statistical Information

Certain selected financial data and certain statistical data are set forth as part of Appendix F immediately following the Consolidated Financial Statements in Appendix F. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Executive Officers of Capital Bancorp, Inc.

The following are the executive officers of the Company, all of whom are also the executive officers of Capital Bank & Trust Company (“Capital Bank” or “Bank”). Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date hereof, except that Mrs. Kimble joined the Bank in January of 2000.

Name	Age	Office and Business Experience
R. Rick Hart	55	Chairman, President, and CEO of the Company, 2001 - present; Director of the Company, 2001 - present; Chairman of the Bank, 2000 - present; President and CEO of the Bank, 1994 - present; Director of the Bank 1994 - present.

John W. Gregory, Jr.	53	Executive Vice President and Chief Operating Officer of the Company, 2001 - present; Corporate Secretary of the Company, 2003 - present; Executive Vice President and Senior Lender of the Bank, 1994 - present; Director of the Bank 1994 - present.

Sally P. Kimble	50	Executive Vice President and Chief Financial and Accounting Officer for the Company, 2002 - present; Senior Vice President and Chief Financial and Accounting Officer for the Company, 2001 - present, and for the Bank, 2000 - present; Treasurer of the Company and the Bank; 1988-1999, Senior Vice President and Chief Financial Officer of First Bank & Trust and First Financial Corporation, Mt. Juliet, Tennessee.

Officers are generally elected annually by, and serve at the pleasure of, the board of directors. However, the Company has employment contracts with Mr. Hart and Mr. Gregory.

Available Information

The Company utilizes Capital Bank’s Internet website at www.capitalbk.com . On this site, the Company expects in the near future to make available, free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, on the same day that the Company files these reports with the SEC. The Company’s (i) Audit Committee Charter and its (ii) Code of Ethics, and any future amendments, are also expected to be available on the website in the near future. From the Bank’s home page at www.capitalbk.com , click on “Corporate Information” to access these reports and other documents. These reports, and the Audit Committee Charter and Code of Ethics, can be obtained by bona fide shareholders directly from the Company in paper format, at least until such time as they are presented on the website, by sending a written request addressed to Investor Services, Capital Bancorp, Inc., 1816 Hayes Street, Nashville, Tennessee 37203.

ITEM 2. PROPERTIES

The Company’s (and Capital Bank’s) executive offices are located in Nashville, Tennessee at 1820 West End Avenue, Nashville, Tennessee 37203. This headquarters is leased by the Bank. The Company and the Bank own and lease a number of properties in Davidson and Sumner Counties in Tennessee. Leased properties principally constitute land and buildings under long-term leases in which the Company and the Bank maintain their offices. The Bank provides a small amount of office space to its subsidiaries.

Offices and Properties

The Bank currently operates six full-service offices, including its main office, in Davidson and Sumner Counties in Tennessee. The following table shows the location and the Bank’s ownership rights in its offices:

Principal Purpose	Type of Ownership	Property Location
Main Office of the Bank	Lease	1820 West End Avenue Nashville, Tennessee 37203

Downtown Branch	Lease	222 4th Avenue North Nashville, Tennessee 37219

Goodlettsville Branch	Own	140 Long Hollow Pike Goodlettsville, Tennessee 37072

Green Hills Branch	Lease	2200 Abbott Martin Road Nashville, Tennessee 37215

Hendersonville Branch	Own	370 East Main Street Hendersonville, Tennessee 37075

Principal Purpose	Type of Ownership	Property Location
Hermitage Branch	Own	4422 Lebanon Road Hermitage, Tennessee 37076

Operations Center	Lease(1)	1816 Hayes Street Nashville, Tennessee 37203

(1) This is a lease from Director Michael D. Shmerling. Please refer to Note 12 to the Consolidated Financial Statements for additional information concerning this lease.

The Bank’s operations center is located near the Company’s and Bank’s main office. The operations center is leased from a related party. Please refer to Item 13 of this Annual Report on Form 10-K, which is captioned “Certain Relationships and Related Transactions.” The Bank has no ATM’s.

In the judgment of the Company’s management, the facilities of the Company and the Bank are generally suitable and adequate for their current needs. However, new office sites are considered from time to time, and the Company expects to seek additional office space for administrative and other personnel in 2004. At this time it is believed that this space will be in the general area of the Bank’s present main office.

There are no material encumbrances on any of the properties owned by the Company or the Bank.

Additional information relating to properties is set forth in Note 5 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2003, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

Additionally, the Company, and certain of its subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly conducted and special examinations, reviews and investigations performed by such regulatory authorities and by law enforcement agencies. The Company and/or the Bank may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

The Company’s common stock is sometimes thinly traded in the local over-the-counter market from time to time. Many transactions are believed to be privately negotiated. Management believes that Middle Tennessee is the principal market area for the common stock. The following table sets forth the estimated high and low sales prices per share of the common stock for each quarter of fiscal 2002 and 2003. Although management believes that this information is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals.

The publicly reported price of the Company’s common stock on March 12, 2004, was $23.80 per share. The Company’s common stock is currently traded on the OTC Bulletin Board with the trading symbol “CPBB.” The information concerning transactions in the Company’s common stock are believed to be reasonably accurate but are not guaranteed.

The following table shows quarterly high and low trade prices for the Company’s common stock as reported to the Company:

Reported Trade Prices: Company’s Common Stock (Price per share)

Calendar
Quarter	High	Low
2003
Fourth Quarter	$20.50	$19.05
Third Quarter	21.25	19.05
Second Quarter	21.00	18.75
First Quarter	19.25	18.32
2002
Fourth Quarter	$18.18	$15.50
Third Quarter	16.50	14.25
Second Quarter	13.75	11.50
First Quarter	13.00	12.00

Although there is a limited public trading market for our Company’s common stock, because of the typically small volume of trading and the fact that those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the common stock or of the prices at which the Company’s common stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the common stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

The Company’s Common Stock

The Company’s securities consist of its common voting stock, $4.00 par value, which is the Company’s only class of securities outstanding. As of March 1, 2003, the Company estimates that it has approximately 800 holders of its common stock. In its charter, the Company is authorized to issue 20,000,000 shares of its common stock, par value of $4.00 per share. No shares are reserved for issuance except up to 500,000 shares reserved in connection with the 2001 Capital Bancorp Stock Option Plan (the “Company’s stock option plan”). As of December 31, 2003, an aggregate of 131,200 stock options had been exercised; 257,000 options were outstanding and, of those which are outstanding, 235,100 options were exercisable.

As of December 31, 2003, there were 1,573,971 shares of the Company’s common stock outstanding and (to the Company’s best knowledge) entitled to vote. Each such share is entitled to one vote on all matters. The presence in person or by proxy of at least a majority of the total number of outstanding shares of the common stock entitled to vote is necessary to constitute a quorum at annual and other meetings of the shareholders. A share, once represented for any purpose at a meeting, is deemed present for purposes of determining a quorum for that meeting (unless the meeting is adjourned and a new record date is set for the adjourned meeting and as may be determined by a court in certain specified circumstances), even if the holder of the share abstains from voting with respect to any matter brought before the said meeting. Cumulative voting is not authorized. The Company’s common stock does not carry preemptive rights.

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

The present directors’ and officers’ liability insurance policy is expected to cover the typical errors and omissions liability associated with the activities of the Company and the Bank. The provisions of the insurance policy might not indemnify any of the Company’s or Bank’s officers and directors against liability arising under the Securities Act.

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

(b) Holders

The number of record holders, including those shares held in “nominee” or “street name,” of the Company’s common stock at March 15, 2004 was approximately 800.

(c) Dividends

The Company did not declare cash or stock dividends in 2003. Future dividends may be paid as determined by the Company’s Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company may pay dividends from time to time in accordance with Tennessee law. However, no dividend or other distribution can be made if the Company is insolvent or would be rendered insolvent by such action. Under the Tennessee Business Corporation Act, the Company may not pay a dividend if afterwards:

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

The payment of dividends by any bank Company is, of course, dependent upon its consolidated earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of “Payment of Dividends” set forth in Item 1 of this Annual Report on Form 10-K, to Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), to Item 5 (“Market for Registrant’s Common Equity and Related Stockholder Matters”), and to Item 8 (Consolidated Financial Statements).

(d) Recent Sales of Unregistered Securities

     During the past year, the Company sold 8,700 shares of its common voting stock that were not registered under the Securities Act. This discussion includes sales of reacquired securities (if any), as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

Date of Sale	Number of Shares Sold	Exemption from Registration
January 14, 2003	700	Section 4(2)*
September 30, 2003	500	Section 4(2)*
December 29, 2003	7,500	Section 4(2)*

*None of the sales were underwritten. These securities not publicly offered but, rather, were sold to employees, directors and/or others who qualified to participate in the Company’s 2001 stock option plan described elsewhere in these materials. All of the shares were sold in private transactions. The exercise prices were $12.75 per share for 1,200 shares and $10.00 per share for 7,500 shares. All proceeds were paid to the Company and used for general working capital.

All of the proceeds received from the exercise of the stock options were paid directly to the Company and were used by the Company for general working capital purposes. There were no payments to underwriters or other persons and there were no deductions or discounts from the purchase price received by the Company. The securities sold by the Company are not convertible or exchangeable into equity securities, and they were not warrants or options representing equity securities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the Consolidated Financial Statements, the Statistical Data, Item 6, Item 7, and Item 8 for the information called for by this Item of the Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:

-	Independent Auditors’ Report;

-	Consolidated Balance Sheets - December 31, 2003 and 2002;

-	Consolidated Statements of Earnings - Three years ended December 31, 2003;

-	Consolidated Statements of Comprehensive Earnings - Three years ended December 31, 2003;

-	Consolidated Statements of Changes in Stockholders’ Equity - Three years ended December 31, 2003;

-	Consolidated Statements of Cash Flows - Three years ended December 31, 2003; and all

-	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

PART III

Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2004 definitive proxy statement filed with the SEC on March 8, 2004 pursuant to Regulation 14A (the “2004 Proxy Statement”). However, the information set forth in the 2004 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph,” and any other lawfully excludeable section or part, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2004 Proxy Statement shall be deemed or understood to incorporate such materials into this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The types of biographical and other information required by Item 10 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the captions of “Proposal No. 1 - Election of Directors,” “The Company’s Corporate Governance Structure: The CBI Board of Directors and Its Committees,” and “Executive Officers.”

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.

Further information about the Capital Bancorp, Inc., Audit Committee (which is joint with the audit committee of Capital Bank), as well as information concerning the Company’s Code of Ethics, is included below.

Information About the Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is more fully described in the Company’s 2004 Proxy Statement under the sections entitled “Audit Committee,” “Report of the Audit Committee,” “Principal Auditor Fees and Services,” and “Proposal No. 2 — Ratification of the Audit Committee’s Selection of Independent Auditors,” which sections are incorporated herein by reference. The current members of the audit committee are Clenna G. Ashley, Chair, Albert J. Dale, III, C. Donald Dixon, and Robert W. Doyle. The Company’s board of directors has determined that all of these persons are independent within the meaning of Rule 4200(a)(14) of the NASDAQ. The Audit Committee has not at this time designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002. The board of directors is considering the issues related to and the ramifications of such a designation. In addition, rules have only recently been issued by the SEC concerning financial experts, which rules are being studied by the board of directors. The board reserves the right to elect to designate a financial expert at any time.

Information About the Company’s Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s officers and employees, including its principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and others performing similar functions. The Company expects to post the Code of Ethics on its website in the near future. When posted to the Company’s website, it is expected to be available at http://www.capitalbk.com/Corporate Information. The Company undertakes to provide to any person without charge, upon request, a copy of its Code of Ethics. Requests should be submitted in writing to the attention of Investor Services, 1816 Hayes Street, Nashville, Tennessee 37203.

ITEM 11. EXECUTIVE COMPENSATION.

The information concerning compensation of directors and executive officers required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the captions of “The Company’s Corporate Governance Structure: The CBI Board of Directors and Its Committees“and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning certain ownership of the Company’s securities required by Item 12 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”

The following table provides information required to be disclosed by the securities laws with respect to (1) compensation plans and (2) individual compensation arrangements (of which the Company has none) under which equity securities of the Company are authorized for issuance. The compensation plan is the Capital Bancorp, Inc. 2001 Stock Option Plan, which was approved by the Company’s Shareholder in March of 2001. The Company has no compensation plan (including individual compensation arrangements) that provides for the issuance of securities which has not been approved by the Shareholders.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights*	Warrants and Rights*	Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plan Approved by Security Holders	257,000	$11.64	111,800

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

*The Company currently has no outstanding warrants or rights. Please refer to Notes 17 and 18 to the Consolidated Financial Statements included in Item 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information concerning certain business relationships and related transactions required by Item 13 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the caption of “Certain Transactions.”

Please refer to Item 8 of this Annual Report on Form 10-K, and to Notes 2 and 12 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee has appointed Maggart & Associates, P.C., as the Company’s independent auditors for the fiscal year ending December 31, 2004. The following table shows the fees paid or accrued by the Company for the audit and other services provided by Maggart & Associates, P.C., for fiscal 2003 and 2002.

Services Performed	2003	2002
Audit Fees(1)	$85,680	$70,342
Audit-Related Fees(2)	9,090	10,272
Tax Fees(3)	5,895	6,277
All Other Fees(4)	-0-	-0-
Total Fees	$100,665	$86,891

Notes to Preceding Table

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations, services related to assistance with regulatory capital planning and attendance at audit committee meetings.

(3)	For fiscal 2003 and 2002, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

(4)	All other fees principally would include consulting engagements.

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The aggregate amount of all such non-audit services provided by the principal accounting firm was no more than five percent of the total amount of revenues paid by the Company to this accounting firm during the fiscal year in which the services were provided. Such services were originally not recognized as being needed at the time of the engagement to be non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:

•	Consolidated Balance Sheets as of December 31, 2003 and 2002;

•	Consolidated Statements of Earnings for the three years ended December 31, 2003;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2003;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2003;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2003; and

•	All Notes to the foregoing Consolidated Financial Statements.

•	The listing of exhibits is incorporated by reference to the Exhibit Index appearing elsewhere in this report.

(b)	The Company filed one Current Report on Form 8-K in the fourth quarter of 2003, which filing was made on October 8, 2003. This filing reported the Company’s preliminary results of operations for the third quarter of 2003.

(c)	Exhibits - The exhibits required to be filed with this Annual Report on Form 10-K are attached hereto as a separate section of this Report.

(d)	Financial Statement Schedules - All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Annual Report on Form 10-K, or such information is disclosed in the consolidated financial statements or related notes to such financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Bancorp, Inc.
(Registrant)

By:	/s/ R. Rick Hart

R. Rick Hart
Chairman, President and Chief Executive Officer

March 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ Albert J. Dale, III Albert J. Dale, III	Director	March 23, 2004

By:	/s/ Robert W. Doyle Robert W. Doyle	Director	March 23, 2004

By:	/s/ R. Rick Hart R. Rick Hart	Chairman, President, CEO and Director	March 23, 2004

By:	/s/ H. Newton Lovvorn, Jr., M.D. H. Newton Lovvorn, Jr., M.D.	Director	March 22, 2004

By:	/s/ Michael D. Shmerling Michael D. Shmerling	Director	March 24, 2004

By:	/s/ Sally P. Kimble Sally P. Kimble	Executive Vice President, Chief Financial and Chief Accounting Officer	March 23, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Location
2.1	Agreement and Plan of Share Exchange dated March 5, 2001	(1)

3(i)	Charter	(1)

3(ii)	Bylaws	(2)

4.1	Charter	(3)

4.2	Bylaws	(4)

4.3	2001 Capital Bancorp, Inc. Stock Option Plan	(5)

4.4	Capital Bancorp, Inc. Shareholders Rights Agreement dated as of July 18, 2001	(6)

10.1	Employment Agreement between Capital Bancorp, Inc. and R. Rick Hart dated December 13, 2000	(7)

10.2	Employment Agreement between Capital Bancorp, Inc. and John W. Gregory, Jr., dated December 13, 2000	(8)

10.3	Employment Agreement between Capital Bancorp, Inc. and H. Edward Jackson, III, as amended effective July 1, 2002	(9)

10.4	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with R. Rick Hart, dated August 20, 2003	(10)

10.5	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with John W. Gregory, Jr., dated August 20, 2003	(11)

11	Statement re: computation of per share earnings	(12)

12	Statement re computation of ratios	(13)

13	Annual Report to Security Holders	(14)

14	Code of Ethics	Sequential Page 116

21	Subsidiaries of the Registrant for the year ended December 31, 2003	Sequential Page 124

31.1	Certification by Chief Executive Officer	Sequential Page 126

31.2	Certification by Chief Financial Officer	Sequential Page 128

32(a)	Certification of Periodic Report by Chief Executive Officer	Sequential Page 130

32(b)	Certification of Periodic Report by Chief Financial Officer	Sequential Page 132

	Proxy Statement for the 2004 Annual Meeting of Shareholders Scheduled to be held on April 8, 2004	Filed with the SEC under Regulation 14A

(1)	Incorporated by reference to Exhibit 3(i) of the Company’s 2001 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibit 3(ii) of the Company’s 2001 Annual Report on Form 10-K.

(3)	Incorporated by reference to Exhibit 3(ii).

(4)	Incorporated by reference to Exhibit 3(ii).

(5)	Incorporated by reference to Exhibit 4.3 of the Company’s 2001 Annual Report on Form 10-K.

(6)	Incorporated by reference to Exhibit 4.4 of the Company’s 2001 Annual Report on Form 10-K.

(7)	Incorporated by reference to Exhibit 10.1 of the Company’s 2001 Annual Report on Form 10-K.

(8)	Incorporated by reference to Exhibit 10.2 of the Company’s 2001 Annual Report on Form 10-K.

(9)	Incorporated by reference to Exhibit 10.3 of the Company’s 2001 Annual Report on Form 10-K, and to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2002.

(10)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.

(11)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.

(12)	Incorporated by reference to Note 18 to the Consolidated Financial Statements for the annual periods and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003.

(13)	Incorporated by reference to the Note 18 to the Consolidated Financial Statements and to Part VI of the Guide 3 data included in this Report.

(14)	No portion of the 2003 Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K. Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information, as required by law, but shall not be deemed to be “filed” for any purpose.

APPENDIX F

2003 ANNUAL FINANCIAL DISCLOSURES

CAPITAL BANCORP, INC. SELECTED FINANCIAL DATA

(Formerly Capital Bank & Trust Company)

	In Thousands, Except Per Share Information
	as of December 31,

	2003	2002	2001	2000	1999

CONSOLIDATED BALANCE SHEETS:
Total assets end of year	$281,969	239,405	181,412	166,942	136,313
Loans, net	$214,334	173,385	138,952	114,703	102,912
Securities	$47,144	43,347	22,251	24,952	24,081
Deposits	$224,230	189,895	150,093	144,093	100,978
Stockholders’ equity	$20,843	18,632	16,521	15,282	19,062

		Years Ended December 31,

	2003	2002	2001	2000	1999

CONSOLIDATED STATEMENTS OF EARNINGS:
Interest income	$15,029	13,721	13,254	13,338	10,084
Interest expense	5,261	5,170	6,466	6,997	4,520

Net interest income	9,768	8,551	6,788	6,341	5,564
Provision for possible loan losses	1,090	1,090	570	792	450

Net interest income after provision for possible loan losses	8,678	7,461	6,218	5,549	5,114
Non-interest income	2,578	1,978	1,308	812	762
Non-interest expense	7,568	6,853	5,945	5,095	4,201

Earnings before income taxes	3,688	2,586	1,581	1,266	1,675
Income taxes	1,291	959	592	179	637

Net earnings	$2,397	1,627	989	1,087	1,038

Comprehensive earnings	$2,121	2,111	1,189	1,520	384

Cash dividends declared	$—	—	—	—	—

PER SHARE DATA:
Basic earnings per common share	$1.53	1.04	0.63	0.68	0.64
Diluted earnings per common share	$1.45	1.01	0.62	0.65	0.59
Cash dividends	$—	—	—	—	—
Book value	$13.24	11.90	10.55	9.79	10.53

RATIOS:
Return on average stockholders’ equity	12.24%	9.30%	6.19%	7.26%	6.06%
Return on average assets	0.94%	0.78%	0.57%	0.72%	0.86%
Capital to assets	7.39%	7.78%	9.11%	9.15%	13.98%
Dividends declared per share as percentage of basic earnings per share	—%	—%	—%	—%	—%

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

General

     Effective July 1, 2001, Capital Bancorp, Inc. (“Company”) acquired 100% of the common stock of Capital Bank & Trust Company (“Bank”), and accordingly, became a one bank holding company. Management believes that the holding company structure will permit greater flexibility in the expansion of the Company’s present business and will allow the Company to be more responsive to its customers’ broadening and changing financial needs. The transaction has been treated as a reorganization for accounting purposes; and accordingly, the comments included in this analysis are made considering the share exchange was effective retroactive for all periods discussed. Capital Bank & Trust Company is a community bank headquartered in Nashville, Tennessee serving Davidson, Sumner and Wilson Counties, Tennessee and surrounding counties as its primary market area. During the year ended December 31, 2000 the Bank opened two new branches in Sumner County, Tennessee at a land and building cost of $2,806,000. During the year ended December 31, 2001, the Company opened a new branch in Western Wilson County at a land and building cost of $1,393,000. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that its market area offers an environment for continued growth and the Company’s target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company’s core deposit base.

     Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to manage the size of its loan portfolio to approximately 80% of total assets; however, the quality of lending opportunities as well as the desired loan to asset ratio will determine the size of the loan portfolio. At December 31, 2003 and 2002 the ratio of loans to assets was 76.0% and 72.4%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which adjusts to swings in interest rates. The Company’s policy is to have a diverse loan portfolio not dependent on any particular market or industrial segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

Capital Resources, Capital and Dividends

     The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total average assets for the most recent quarter of at least 4%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Company and the Bank have a Tier 1 risk based ratio of 9.2%, a total risk-based capital ratio of 10.5% and a leverage capital ratio of 7.7%, and were therefore within the “well capitalized” category under the regulations. The comparable ratios at December 31, 2002 were 10.0%, 11.2% and 7.7%, respectively. The decline in the ratios from 2002 to 2003 relates to the continued growth of the Company.

Financial Condition

     During 2003, total assets increased $42,564,000 or 17.8% from $239,405,000 at December 31, 2002 to $281,969,000 at December 31, 2003. Loans, net of allowance for possible loan losses, increased from $173,385,000 to $214,334,000 or 23.6% during fiscal year 2003. The net increase in loans for 2003 was due primarily to a 29.6% increase in commercial, financial and agricultural loans, a 17.5% increase in installment loans, a 24.7% increase in real estate mortgage loans and a 3.5% decrease in real estate construction loans.

     Securities increased 8.8% from $43,347,000 at December 31, 2002 to $47,144,000 at December 31, 2003. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $8,305,000, obligations of state and political subdivisions increased $2,996,000, and there was a decrease in mortgage backed securities of $7,504,000. At December 31, 2003 the market value of the Company’s securities portfolio was greater than its amortized cost by $365,000 (0.8%). At December 31, 2002 the market value of the Company’s securities portfolio was greater than its amortized cost by $814,000 (1.9%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2003 was 3.9%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

All the Company’s securities are classified as available-for-sale.

	2003		2002
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and other U.S.
government agencies and
corporations	$22,636	22,771	14,218	14,466
Obligations of states and political subdivisions	5,146	5,176	2,125	2,180
Mortgage-backed securities	18,997	19,197	26,190	26,701

	$46,779	47,144	42,533	43,347

     During the year ended December 31, 2001 the net increase in capital included $200,000 which represents the unrealized appreciation in securities available-for-sale of $322,000 net of applicable taxes of $122,000. During the year ended December 31, 2002, the net increase in capital included $484,000 which represents the unrealized gain on securities available-for-sale of $784,000 net of applicable taxes of $300,000. During the year ended December 31, 2003 the net increase in capital included a reduction of $276,000 which represents unrealized depreciation on securities available-for-sale of $446,000, net of applicable taxes of $170,000.

     The increase in assets in 2003 was funded primarily by increases in deposits. Total deposits increased from $189,895,000 at December 31, 2002 to $224,230,000 at December 31, 2003 representing an increase of 18.1%. Demand deposit accounts increased 24.3% from $18,584,000 at December 31, 2002 to $23,100,000 at December 31, 2003. Additionally, increases in money market deposit accounts of $13,568,000, or 23.3%, and certificates of deposit less than $100,000 of $9,765,000, or 26.2%, contributed to the increases in deposits for 2003. Securities sold under repurchase agreements decreased $1,432,000 during 2003, advances from Federal Home Loan Bank decreased $1,280,000, and Federal funds purchased increased $8,580,000 in 2003.

     The Company’s allowance for loan losses at December 31, 2003 was $2,901,000 as compared to $2,535,000 at December 31, 2002. Non-performing loans amounted to $3,153,000 at December 31, 2003 compared to $1,590,000 at December 31, 2002. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-offs totaled $724,000 for 2003, $677,000 for 2002 and $334,000 for 2001. The provision for possible loan losses was $1,090,000 in 2003, $1,090,000 in 2002 and $570,000 in 2001. The net charge-offs in 2003, 2002 and 2001 are considered by management to be reasonable.

     The allowance for possible loan losses, amounting to $2,901,000 at December 31, 2003, represents 1.3% of total loans outstanding. At December 31, 2002, the allowance for possible loan losses represented 1.4% of total loans outstanding. Management has in place a system to identify and monitor problem loans. A formal review is prepared quarterly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at December 31, 2003 to be adequate.

Liquidity

     Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 96.9% and 92.6% at December 31, 2003 and December 31, 2002, respectively.

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

     Capital Bancorp, Inc. presently maintains a liability sensitive position over the 2004 year or a negative gap. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2003:

Interest-rate sensitivity				One Year
gaps:	1-90	91-180	181-365	and
(In Thousands)	Days	Days	Days	Longer	Total
Interest-earning assets	$121,968	5,899	11,753	129,085	268,705
Interest-bearing liabilities	122,612	38,062	20,733	55,220	236,627

Interest sensitivity gap	$(644)	(32,163)	(8,980)	73,865	32,078

Cumulative gap	$(644)	(32,807)	(41,787)	32,078

Interest rate sensitivity gap as a % of total assets	(0.23)%	(11.41)%	(3.18)%	26.20%

Cumulative gap as a % of total assets	(0.23)%	(11.63)%	(14.82)%	11.38%

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

Results of Operations

     Net earnings for the year ended December 31, 2003 increased $770,000 or 47.3% from $1,627,000 for fiscal year 2002. Net earnings for 2002 totaled $1,627,000 which was an increase of $638,000 or 64.5% from $989,000 for 2001. Basic earnings per common share were $1.53 in 2003, $1.04 in 2002 and $0.63 in 2001. Diluted earnings per common share were $1.45, $1.01 and $0.62 in 2003, 2002 and 2001, respectively. Average earning assets increased $44,705,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Average earning assets increased $37,122,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The net interest spread decreased from 4.19% in 2002 to 3.94% in 2003. The net interest spread was 4.01% in 2001. Net interest spread is defined as the effective yield on earning

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. The interest spread increased from 2001 to 2002 because interest-bearing deposits repriced more rapidly than interest-earning loans in a declining rate environment. The decrease in the net interest spread from 2002 to 2003 is attributable to declining loan rates and lower, but more stable rates, on interest-bearing deposits.

     Net interest income before provision for possible loan losses for 2003 totaled $9,768,000 as compared to $8,551,000 for 2002 and $6,788,000 for 2001. The provision for possible loan losses was $1,090,000 in 2003, $1,090,000 in 2002 and $570,000 in 2001. Net charge-offs in 2003 were $724,000 as compared to $677,000 in 2002 and $334,000 in 2001.

     Non-interest income of $2,578,000 in 2003 was an increase of approximately 30.3% from $1,978,000 in 2002. The increase in 2003 resulted primarily from increases in service charges on deposits of $48,000, gain on sale of loans of $456,000 and other fees and commissions of $91,000. Non-interest income increased 51.2% to $1,978,000 in 2002 from $1,308,000 in 2001. The increase is primarily the result of increases in service charges on deposit accounts of $439,000, gain on sale of loans of $191,000 and other fees and commissions of $40,000. The increase in service charges is primarily attributable to the implementation of a non-traditional overdraft program for the Company’s deposit customers.

     Non-interest expense increased 10.4% to $7,568,000 in 2003 from $6,853,000 in 2002. Non-interest expense was $5,945,000 in 2001. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing, Federal deposit insurance and state banking fees, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 2003 was primarily attributable to an increase in salaries and employment benefits of $343,000 (8.9%), an increase in occupancy expenses of $9,000 (1.2%), an increase in furniture and equipment expenses of $59,000 (14.8%), an increase in data processing expenses of $26,000 (12.4%) and increases in other operating expenses of $152,000 or 11.8%. The non-interest expense increased approximately 15.3% from 2001 to 2002 and was due primarily to increases in salaries and employee benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses.

     Income tax expense increased to $1,291,000 in 2003 from $959,000 in 2002. The income tax expense for 2001 was $592,000.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Off Balance Sheet Arrangements

     At December 31, 2003, the Company had unfunded loan commitments outstanding of $19,227,000, unfunded lines of credit of $19,099,000 and outstanding standby letters of credit of $4,561,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments the Company’s bank subsidiary has the ability to liquidate securities available-for-sale or on a short- term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

Contractual Obligations

     The Company has the following contractual obligations as of December 31, 2003:

	Less			More
	than 1	1 - 3	3 - 5	than 5
(In Thousands)	Year	Years	Years	Years	Total
Long-term debt	$—	—	5,000	19,507	24,507
Capital leases		—	—	—	—
Operating leases	363	702	592	18	1,675
Purchases	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$363	702	5,592	19,525	26,182

     Long-term debt contractual obligations consist of advances from the Federal Home Loan Bank. The Company has entered into operating lease agreements for certain branch facilities and automobiles. Future minimum rental payments required under the terms of these noncancellable leases are included in operating lease obligations.

Impact of Inflation

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company’s performance since they impact both interest revenues and interest costs.

Impact of New Accounting Standards

     In June 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. Under SFAS 149 loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Commitments to originate mortgage loans that will be held for investment purposes and commitments to originate other types of loans are not considered derivatives. The guidance applies to commitments entered into after June 30, 2003 and is not expected to have any impact on the Company’s financial position or results of operations.

     In June 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (SOP) on Allowance for Credit Losses. If approved the Proposed SOP would significantly change the way the allowance for possible loan losses is calculated. Under the Proposed SOP, any loans determined to be impaired, as defined in FASB Statement No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned. If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans. A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc. Management has not yet determined the impact this Proposed SOP would have on their consolidated financial statements, but anticipates that it could result in a significant reduction in the allowance for loan loss. Under the Proposal, any changes resulting from the initial application of the Proposed SOP would be treated as a change in accounting estimate.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

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

     The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003:

Held for Purposes		Expected Maturity Date -
Other Than Trading		Year Ending December 31,					Fair
(In Thousands)	2004	2005-2006	2007-2008	2009-2013	Thereafter	Total	Value
Earning assets:
Loans, net of unearned interest	$71,150	44,742	55,938	35,358	10,047	217,235	218,027
Average interest rate	5.94%	6.51%	6.20%	5.10%	5.87%	5.98%
Securities	—	8,676	3,242	17,160	18,066	47,144	47,144
Average interest rate	—	2.77%	2.39%	3.84%	4.73%	3.88%
Loans held for sale	1,835	—	—	—	—	1,835	1,835
Average interest rate	5.69%	—	—	—	—	5.69%
Interest-bearing deposits in financial institutions	251	—	—	—	—	251	251
Average interest rate	5.42%	—	—	—	—	5.42%
Interest-bearing liabilities:
Interest-bearing time deposits	84,009	23,534	7,178	—	—	114,721	116,331
Average interest rate	2.70%	3.05%	4.41%	—	—	2.88%
Negotiable order of withdrawal accounts	12,666	—	—	—	—	12,666	12,666
Average interest rate	0.17%	—	—	—	—	0.17%
Money market demand accounts	71,747	—	—	—	—	71,747	71,747
Average interest rate	1.11%	—	—	—	—	1.11%
Savings deposits	1,996	—	—	—	—	1,996	1,996
Average interest rate	0.30%	—	—	—	—	0.30%
Federal funds purchased	9,200	—	—	—	—	9,200	9,200
Average interest rate	1.32%	—	—	—	—	1.32%
Securities sold under		—	—	—	—
repurchase agreements	1,790					1,790	1,790
Average interest rate	0.74%	—	—	—	—	0.74%
Advances from Federal Home Loan Bank	—	—	5,000	19,507	—	24,507	23,254
Average interest rate	—	—	5.48%	4.06%	—	4.35%

CAPITAL BANCORP, INC.

Consolidated Financial Statements

December 31, 2003 and 2002

(With Independent Auditor’s Report Thereon)

MAGGART & ASSOCIATES, P.C.

Certified Public Accountants

150 FOURTH AVENUE, NORTH
SUITE 2150
NASHVILLE, TENNESSEE 37219-2417
Telephone (615) 252-6100
Facsimile (615) 252-6105

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Capital Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.

February 2, 2004

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

	(In Thousands)
	2003	2002
ASSETS
Loans, net of allowance for possible loan losses of $2,901,000 and $2,535,000, respectively	$214,334	$173,385
Securities available-for-sale, at market (amortized cost $46,779,000 and $42,533,000, respectively)	47,144	43,347
Loans held for sale	1,835	5,769
Interest-bearing deposits in financial institutions	251	251
Restricted equity securities	1,862	1,797

Total earning assets	265,426	224,549

Cash and due from banks	4,650	5,160
Premises and equipment, net	4,873	5,060
Cash surrender value of life insurance	4,091	1,591
Accrued interest receivable	1,260	1,107
Deferred income taxes	846	546
Other real estate	—	505
Other assets	823	887

Total assets	$281,969	$239,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$224,230	$189,895
Securities sold under repurchase agreements	1,790	3,222
Accrued income taxes	80	77
Accrued interest and other liabilities	1,319	1,172
Advances from Federal Home Loan Bank	24,507	25,787
Federal funds purchased	9,200	620

Total liabilities	261,126	220,773

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $4 per share, authorized 20,000,000 shares, 1,573,971 and 1,565,271 shares issued and outstanding, respectively	6,296	6,261
Additional paid-in capital	5,964	5,909
Retained earnings	8,357	5,960
Net unrealized gain on available-for-sale securities, net of taxes of $139,000 and $311,000, respectively	226	502

Total stockholders’ equity	20,843	18,632

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$281,969	$239,405

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Years Ended December 31, 2003

	(In Thousands)
	2003	2002	2001
Interest income:
Interest and fees on loans	$13,150	$12,050	$11,488
Interest and dividends on securities:
Taxable securities	1,420	1,313	1,056
Exempt from Federal income taxes	152	71	51
Interest on loans held for sale	202	147	144
Interest on Federal funds sold	19	64	408
Interest on interest-bearing deposits in financial institutions	17	19	43
Interest and dividends on restricted equity securities	69	57	64

Total interest income	15,029	13,721	13,254

Interest expense:
Interest on savings accounts	8	12	11
Interest on negotiable order of withdrawal accounts	26	51	145
Interest on money market accounts	746	1,053	2,379
Interest on certificates of deposits over $100,000	1,922	1,828	1,681
Interest on certificates of deposits — other	1,397	1,274	1,716
Interest on securities sold under repurchase agreements	23	47	81
Interest on Federal funds purchased	52	10	—
Interest on advances from Federal Home Loan Bank	1,087	895	453

Total interest expense	5,261	5,170	6,466

Net interest income before provision for possible loan losses	9,768	8,551	6,788
Provision for possible loan losses	1,090	1,090	570

Net interest income after provision for possible loan losses	8,678	7,461	6,218

Non-interest income	2,578	1,978	1,308
Non-interest expense	(7,568)	(6,853)	(5,945)

Earnings before income taxes	3,688	2,586	1,581

Income taxes	1,291	959	592

Net earnings	$2,397	$1,627	$989

Basic earnings per common share	$1.53	$1.04	$.63

Diluted earnings per common share	$1.45	$1.01	$.62

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Years Ended December 31, 2003

	(In Thousands)
	2003	2002	2001
Net earnings	$2,397	$1,627	$989

Other comprehensive earnings (losses), net of tax:
Net unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $168,000, $300,000 and $122,000, respectively	(272)	485	200
Less: reclassification adjustment for gains included in net earnings, net of taxes of $2,000 for 2003	(4)	(1)	—

Other comprehensive earnings (losses)	(276)	484	200

Comprehensive earnings	$2,121	$2,111	$1,189

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three Years Ended December 31, 2003

	(In Thousands)
					Net
					Unrealized
					Gain (Loss)
					On Available-
	Preferred	Common		Retained	For-Sale
	Stock	Stock	Surplus	Earnings	Securities	Total
Balance December 31, 2000	$—	$6,241	$5,879	$3,344	$(182)	$15,282
Issuance of 5,000 shares of common stock related to exercise of stock options	—	20	30	—	—	50
Net change in unrealized gain on available-for-sale securities, net of taxes of $122,000	—	—	—	—	200	200
Net earnings for the year	—	—	—	989	—	989

Balance December 31, 2001	—	6,261	5,909	4,333	18	16,521
Net change in unrealized gain on available-for-sale securities, net of taxes of $300,000	—	—	—	—	484	484
Net earnings for the year	—	—	—	1,627	—	1,627

Balance December 31, 2002	—	6,261	5,909	5,960	502	18,632
Issuance of 8,700 shares of common stock related to exercise of stock options	—	35	55	—	—	90
Net change in unrealized gain on available-for-sale securities, net of taxes of $172,000	—	—	—	—	(276)	(276)
Net earnings for the year	—	—	—	2,397	—	2,397

Balance December 31, 2003	$—	$6,296	$5,964	$8,357	$226	$20,843

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2003

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2003	2002	2001
Cash flows from operating activities:
Interest received	$15,292	$13,636	$13,401
Fees received	1,334	1,195	716
Interest paid	(5,344)	(5,074)	(6,518)
Cash paid to suppliers and employees	(7,272)	(6,784)	(5,998)
Proceeds from loan sales	72,174	52,411	41,645
Originations of loans held for sale	(67,002)	(53,884)	(43,803)
Income taxes paid	(1,439)	(1,198)	(439)

Net cash provided by (used in) operating activities	7,743	302	(996)

Cash flows from investing activities:
Purchase of available-for-sale securities	(50,409)	(35,925)	(19,948)
Proceeds from maturities, calls and principal payments of available-for-sale securities	34,633	12,760	23,023
Proceeds from sales of available-for-sale securities	11,055	2,001	—
Loans made to customers, net of repayments	(42,039)	(36,677)	(25,459)
Purchase of premises and equipment	(275)	(67)	(1,275)
Purchase of life insurance	(2,000)	—	—
Proceeds from disposal of premises and equipment	—	—	4
Decrease (increase) in interest-bearing deposits in financial institutions	—	(175)	245
Expenditures on other real estate	(4)	(1)	(12)
Proceeds from sale of other real estate	493	875	834

Net cash used in investing activities	(48,546)	(57,209)	(22,588)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	18,828	116	823
Net increase in time deposits	15,507	39,686	5,177
Proceeds from exercise of stock options	90	—	50
Increase (decrease) in securities sold under repurchase agreements	(1,432)	368	1,309
Net increase (decrease) in advances from Federal Home Loan Bank	(1,280)	14,787	6,000
Net increase in Federal funds purchased	8,580	620	—

Net cash provided by financing activities	40,293	55,577	13,359

Net decrease in cash and cash equivalents	(510)	(1,330)	(10,225)
Cash and cash equivalents at beginning of year	5,160	6,490	16,715

Cash and cash equivalents at end of year	$4,650	$5,160	$6,490

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Three Years Ended December 31, 2003

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2003	2002	2001
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$2,397	$1,627	$989
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	451	433	406
Amortization and accretion	485	210	(47)
Provision for possible loan losses	1,090	1,090	570
FHLB dividend reinvestment	(65)	(54)	(58)
Provision for deferred income taxes	(127)	(123)	(79)
Loss (gain) on disposal of premises and equipment	11	2	(1)
Gain on sale of securities	(6)	(1)	—
Loss on sale of other real estate	16	19	67
Loss on sale of other assets	89	—	—
Decrease (increase) in accrued interest receivable	(153)	(239)	256
Decrease (increase) in loans held for sale	3,934	(2,255)	(2,749)
Increase (decrease) in accrued interest payable	(83)	96	(52)
Decrease (increase) in other assets	(5)	(111)	73
Decrease (increase) in refundable income taxes	(24)	(161)	31
Increase in cash surrender value of life insurance, net	(500)	(440)	(375)
Increase (decrease) in other liabilities	230	165	(59)
Increase in accrued income taxes	3	44	32

Total adjustments	5,346	(1,325)	(1,985)

Net cash provided by (used in) operating activities	$7,743	$302	$(996)

Supplemental Schedule of Non-Cash Activities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $172,000, $300,000 and $122,000, respectively	$(276)	$484	$200

Non-cash transfers from loans to other real estate	$—	$1,154	$640

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on a nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

(j)	Securities Sold Under Agreements to Repurchase

Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(k)	Long-Term Assets

Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(l)	Income Taxes

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies, Continued

(m)	Stock Options

The Company has in place an employee stock option plan which is more fully described in note 17. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations using the intrinsic value method. No stock based employee compensation cost is reflected in net earnings as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company uses the fair value method to calculate the compensation reported in the proforma earnings in note 17 to the consolidated financial statements.

(n)	Advertising Costs

Advertising costs are expensed when incurred by the Company.

(o)	Other Real Estate

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

(p)	Reclassification

Certain reclassifications have been made to the 2002 and 2001 figures to conform to the presentation for 2003.

(q)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(2)	Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2003 and 2002 is as follows:

	(In Thousands)
	2003	2002
Commercial, financial and agricultural	$114,578	$88,406
Installment	6,773	5,766
Real estate — mortgage	75,521	60,570
Real estate — construction	20,741	21,488

	217,613	176,230
Deferred loan fees	378	310
Allowance for possible loan losses	2,901	2,535

	$214,334	$173,385

The principal maturities on loans at December 31, 2003 are as follows:

	(In Thousands)
	Commercial,
	Financial
	and		Real Estate -	Real Estate-
Maturity	Agricultural	Installment	Mortgage	Construction	Total
3 months or less	$11,590	$869	$6,531	$6,278	$25,268
3 to 12 months	19,927	1,796	12,681	11,856	46,260
1 to 5 years	64,412	4,064	29,597	2,607	100,680
Over 5 Years	18,649	44	26,712	—	45,405

	$114,578	$6,773	$75,521	$20,741	$217,613

At December 31, 2003, variable rate and fixed rate loans total $104,071,000 and $113,542,000, respectively. At December 31, 2002, variable rate and fixed rate loans total $84,935,000 and $91,295,000, respectively.

In the normal course of business, the Company has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $4,140,000 and $3,573,000 at December 31, 2003 and 2002, respectively. As of December 31, 2003, none of these loans were restructured, nor were any related party loans charged off in 2003 and 2002.

An analysis of the activity with respect to such loans to related parties is as follows:

	(In Thousands)
	December 31,
	2003	2002
Balance, January 1	$3,573	$2,768
New loans during the year	7,760	1,193
Repayments during the year	(7,193)	(388)

Balance, December 31	$4,140	$3,573

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(2)	Loans and Allowance for Possible Loan Losses, Continued

In 2003, 2002 and 2001, the Company originated loans for sale in the secondary market approximating $67,002,000, $53,884,000 and $43,803,000, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold for a period of one year. At December 31, 2003, the Company had not been required to repurchase any of the loans originated by the Company and sold in the secondary market. The gain on sale of these loans totaled $1,238,000, $782,000 and $591,000 in 2003, 2002 and 2001, respectively. Management expects no loss to result from these recourse provisions.

Loans which have been placed on non-accrual status totaled $2,229,000 and $1,306,000 at December 31, 2003 and 2002, respectively. Had interest on these loans been accrued, interest income would have been increased by approximately $83,000, $28,000 and $56,000 in 2003, 2002 and 2001, respectively.

Transactions in the allowance for possible loan losses of the Company for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	(In Thousands)
	2003	2002	2001
Balance — beginning of period	$2,535	$2,122	$1,886
Provision charged to operating expense	1,090	1,090	570
Loans charged off	(790)	(712)	(359)
Recoveries	66	35	25

Balance — end of year	$2,901	$2,535	$2,122

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Davidson County. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2003 and 2002 were as follows:

	(In Thousands)
	2003	2002
Recorded investment	$2,165	$1,150
Loan loss reserve	$367	$290

The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was $1,065,000, $162,000 and $596,000, respectively. There was no interest income recognized on these loans during 2003, 2002 and 2001 for the period that such loans were impaired.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31 was as follows:

	(In Thousands)
	Securities Available-For-Sale
	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$22,636	$182	$47	$22,771
Obligations of states and political subdivisions	5,146	72	42	5,176
Mortgage-backed securities	18,997	242	42	19,197

	$46,779	$496	$131	$47,144

	(In Thousands)
	Securities Available-For-Sale
	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$14,218	$248	$—	$14,466
Obligations of states and political subdivisions	2,125	56	1	2,180
Mortgage-backed securities	26,190	529	18	26,701

	$42,533	$833	$19	$43,347

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(3)	Debt and Equity Securities, Continued

The amortized cost and estimated market value of debt and equity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
		Estimated
		Market
Securities Available-For-Sale	Cost	Value
Less than one year	$—	$—
Due after one year through five years	11,447	11,573
Due after five years through ten years	13,142	13,195
Due after ten years	3,193	3,179
Mortgage-backed securities	18,997	19,197

	$46,779	$47,144

The Company periodically applies the stress test to its securities portfolio. To satisfy the stress test a security’s estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities that failed to meet the stress test.

Results from sales of debt and equity securities are as follows:

	(In Thousands)
	2003	2002	2001
Gross proceeds	$11,055	$2,001	$—

Gross realized gains	$19	$1	$—
Gross realized losses	(13)	—	—

Net realized gains	$6	$1	$—

Securities carried in the balance sheet of approximately $17,639,000 (amortized cost of $17,410,000) and $10,237,000 (amortized cost of $9,965,000) were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2003 and 2002, respectively.

Included in the securities above are $3,708,000 (amortized cost of $3,696,000) and $2,033,000 (amortized cost of $1,984,000) at December 31, 2003 and 2002, respectively, in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(3)	Debt and Equity Securities, Continued

Securities that have rates that adjust prior to maturity totaled $10,256,000 (approximate amortized cost of $10,265,000) and $3,589,000 (approximate amortized cost of $3,542,000) at December 31, 2003 and 2002, respectively.

(4)	Restricted Equity Securities

Restricted equity securities consists of stock of the Federal Home Loan Bank amounting to $1,668,000 and $1,603,000 at December 31, 2003 and 2002, respectively, and stock of The Bankers Bank amounting to $194,000 at December 31, 2003 and 2002, respectively. The stock can be sold back only at par or a value as determined by the issuing institution and only to the respective financial institution or to another member institution. These securities are recorded at cost.

(5)	Premises and Equipment

The detail of premises and equipment at December 31, 2003 and 2002 is as follows:

	(In Thousands)
	2003	2002
Land	$1,092	$1,092
Land improvements	14	3
Buildings	3,208	3,208
Leasehold improvements	977	911
Furniture and fixtures	598	581
Equipment	1,073	1,166

	6,962	6,961
Less accumulated depreciation	(2,089)	(1,901)

	$4,873	$5,060

Depreciation expense was $451,000, $433,000 and $406,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(6)	Deposits

Deposits at December 31, 2003 and 2002 are summarized as follows:

	(In Thousands)
	2003	2002
Demand deposits	$23,100	$18,584
Savings deposits	1,996	1,892
Negotiable order of withdrawal	12,666	11,955
Money market demand accounts	71,747	58,179
Certificates of deposit and individual retirement accounts $100,000 or greater	65,243	60,025
Other certificates of deposit	46,995	37,230
Other individual retirement accounts	2,483	2,030

	$224,230	$189,895

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(6)	Deposits, Continued

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2003 are as follows:

Maturity	Total
2004	$84,009
2005	19,458
2006	4,076
2007	5,912
2008	1,266

$114,721

At December 31, 2003 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $120,772,000 as compared to $106,177,000 at December 31, 2002.

The Company is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2003 and 2002 was approximately $674,000 and $626,000, respectively.

(7)	Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements at any month end during 2003 and 2002 was $3,113,000 and $3,673,000, respectively. The average daily balance outstanding during 2003 and 2002 was $2,054,000 and $2,928,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(8)	Advances from Federal Home Loan Bank

The advances from the Federal Home Loan Bank at December 31, 2003 and 2002 consist of the following:

	(In Thousands)
	December 31
Interest Rate	2003	2002
5.48%	$5,000	$5,000
4.94%	6,000	6,000
4.54%	3,453	4,732
3.75%	54	55
3.66%	5,000	5,000
3.08%	5,000	5,000

	$24,507	$25,787

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(8)	Advances from Federal Home Loan Bank, Continued

Advances from the Federal Home Loan Bank are to mature as follows at December 31, 2003:

(In Thousands)
Year Ending
December 31,	Amount
2008	$5,000
2011	6,000
2012	13,507

$24,507

These advances are collateralized by approximately $33,084,000 of the Company’s mortgage loan portfolio.

(9)	Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	In Thousands
	2003	2002	2001
Non-interest income:
Service charges on deposit accounts	$1,077	$1,029	$590
Other fees and commissions	257	166	126
Gain on sales of loans	1,238	782	591
Gain on disposal of premises and equipment	—	—	1
Gain on sale of securities	6	1	—

Total non-interest income	$2,578	1,978	1,308

Non-interest expense:
Employee salaries and benefits	$4,201	$3,858	$3,342
Occupancy expenses	737	728	701
Furniture and equipment expenses	458	399	370
Legal fees	149	215	97
Data processing expenses	235	209	197
Professional fees	235	138	68
Loss on sale of other real estate	16	19	67
Loss on disposal of premises and equipment	11	2	—
Loss on sale of other assets	89	—	—
Other operating expenses	1,437	1,285	1,103

Total non-interest expense	$7,568	$6,853	$5,945

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(10)	Income Taxes

The components of the net deferred income tax asset are as follows:

	(In Thousands)
	December 31
	2003	2002
Deferred tax asset:
Federal	$936	$809
State	191	166

	1,127	975

Deferred tax liability:
Federal	(234)	(356)
State	(47)	(73)

	(281)	(429)

	$846	$546

The tax effects of each type of significant item that gave rise to deferred taxes are:

	(In Thousands)
	2003	2002
Financial statement allowance for loan losses in excess of the tax allowance	$900	$817
Excess of depreciation deducted in the financial statements over the amounts deducted for tax purposes	106	77
Financial statement deduction for deferred compensation in excess of deduction for tax purposes	116	72
Financial statement income on FHLB stock dividends not recognized for tax purposes	(142)	(117)
Unrealized gain on securities available-for-sale	(139)	(311)
Financial statement deduction for organizational costs in excess of the amounts deducted for tax purposes	5	8

	$846	$546

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(10)	Income Taxes, Continued

The components of income tax expense (benefit) are summarized as follows:

	(In Thousands)
	2003	2002	2001
Current:
Federal	$1,167	$896	$564
State	251	186	107

	1,418	1,082	671

Deferred:
Federal	(106)	(97)	(67)
State	(21)	(26)	(12)

	(127)	(123)	(79)

Actual tax expense	$1,291	$959	$592

A reconciliation of actual income tax expense of $1,291,000, $959,000 and $592,000 for the years ended December 31, 2003, 2002 and 2001, respectively, to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	(In Thousands)
	2003	2002	2001
Computed “expected” tax expense	$1,254	$879	$538
State income taxes, net of Federal income tax benefit	151	109	63
State deferred income taxes related to state income tax rate increase	—	(6)	—
Disallowed expenses	10	11	14
Increase in cash surrender value of life insurance policies	(42)	(19)	(10)
Tax exempt interest, net of interest expense exclusion	(58)	(21)	(15)
Compensation deduction related to non-qualified stock option plan	(27)	—	(3)
Other items, net	3	6	5

Actual tax expense	$1,291	$959	$592

Total income tax expense for 2003 and 2002 includes tax expense of less than $2,000 and $1,000 related to the gain on sale of securities. There were no sales of securities in 2001.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(11)	Profit-Sharing Plan

The Company has in effect a 401(K) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old and who have completed 1,000 hours of service. Those employees who were employed on the Plan’s effective date do not have to satisfy the eligibility requirements. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $165,000, $135,000 and $132,000, respectively, to the plan.

(12)	Commitment and Contingencies and Related Party Transactions

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the financial position.

The subsidiary Bank has entered into several operating lease agreements for the main office bank building, bank branch offices, mortgage loan department office, operations center, and automobiles. Future minimum rental payments required under the terms of the noncancellable leases are as follows:

	(In Thousands)
Year Ending	Main Office	Other
December 31,	Building	Facilities	Vehicles	Total
2004	$149	$199	$15	$363
2005	150	204	9	363
2006	150	180	9	339
2007	150	155	8	313
2008	150	129	—	279
Later Years	13	5	—	18

	$762	$872	$41	$1,675

Total rent expense under the leases amounted to $361,000, $359,000 and $358,000, respectively, during the years ended December 31, 2003, 2002 and 2001.

The operations center is leased from a partnership 50% of which is owned by a director of the Company. The amount paid for this lease was $56,000, $54,000 and $55,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has lines of credit with other financial institutions totaling $34,000,000. At December 31, 2003 and 2002, there was $9,200,000 and $620,000 outstanding under these lines of credit.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(13)	Financial Instruments with Off-Balance-Sheet Risk

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

	(In Thousands)
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commercial loan commitments	$19,227	$13,755
Unfunded lines-of-credit	19,099	18,545
Letters of credit	4,561	2,109

Total	$42,887	$34,409

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

(14)	Concentration of Credit Risk

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(15)	Regulatory Matters and Restrictions on Dividends

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

The Company and its subsidiary are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. The Company and its subsidiary bank are required to have minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively. The actual ratios at that date were 9.2% and 10.5%, respectively, at December 31, 2003 and 10.0% and 11.2%, respectively, at December 31, 2002. The leverage ratios at December 31, 2003 and 2002 were 7.7%, respectively, and the minimum requirement was 4.0%.

As of December 31, 2003, the most recent notification from the banking regulators categorized the Company and its subsidiary as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Company’s category.

(16)	Deferred Compensation and Supplemental Executive Retirement Plans

The Company provides its directors a deferred compensation plan. The deferred compensation plan was established in 1999 to reward the directors for past performance and to provide retirement and death benefits. There were nine directors participating in the plan at December 31, 2003. The supplemental executive retirement plan (SERP) was established in 2003 to provide supplemental retirement benefits to two executive officers of the Company.

The deferred compensation plan provides retirement benefits for a period of 120 months after the director reaches the age of 65. The supplemental executive retirement plan provides the two executive officers with a percentage of their anticipated annual incomes based upon a projected, hypothetical age — 65 retirement date. Each of these benefits is expected to be for a fifteen year period after retirement. The Company has purchased insurance policies to provide death benefits provided for in the plans. The insurance policies remain the sole property of the Company and are payable to the Company. At December 31, 2003 and 2002, the deferred compensation and supplemental executive retirement liabilities totaled $302,000 and $188,000, respectively, the cash surrender value of life insurance totaled $4,091,000 and $1,591,000, respectively, and the face amount of the insurance policies in force approximated $11,381,000 and $6,625,000 in 2003 and 2002, respectively. Under the terms of the deferred compensation plan, upon the death of the insured, each insured’s beneficiary is entitled to twenty-five percent (25%) of the net at risk insurance portion of the proceeds. The net at risk insurance portion is the total proceeds less the cash value of the policy. Under the terms of the SERP, at death the accrued benefits are payable to the executive officers’ beneficiaries. The plans are not qualified under Section 401 of the Internal Revenue Code.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(17)	Stock Option Plan

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

In Thousands,
Except Per Share Amounts
		2003	2002	2001
Net earnings	As Reported Proforma	$2,397 $2,389	$1,627 $1,548	$989 $968
Basic earnings per common share	As Reported Proforma	$1.53 $1.53	$1.04 $ .99	$.63 $.62
Diluted earnings per common share	As Reported Proforma	$1.45 $1.44	$1.01 $ .96	$.62 $.60

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(17)	Stock Option Plan, Continued

A summary of the stock option activity for 2003, 2002 and 2001 is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	260,500	$10.15	173,000	$10.76	203,500	$10.91
Granted	6,000	20.23	91,500	10.41	7,000	14.00
Exercised	(8,700)	(10.38)	—	—	(5,000)	(10.00)
Forfeited	(800)	(12.75)	(4,000)	(19.00)	(32,500)	(10.00)

Outstanding at end of year	257,000	$11.64	260,500	$10.15	173,000	$10.76

Options exercisable at year end	235,100		232,400		157,100

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/03	Price	Life	at 12/31/03	Price
$10.00	122,500	$10.00	6.77 years	115,000	$10.00
$12.75	126,500	$12.75	8.25 years	115,800	$12.75
$15.30	500	$15.30	8.75 years	500	$15.30
$16.00	1,500	$16.00	8.83 years	300	$16.00
$19.90	2,500	$19.90	10.00 years	—	$—
$21.00	1,000	$21.00	9.50 years	1,000	$21.00
$20.25	2,500	$20.25	10.00 years	2,500	$20.25

	257,000			235,100

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(17)	Stock Option Plan, Continued

The fair value of options for 2003 ranged from $1.92 to $2.68 for each option. For 2002 the fair value ranged from $0.20 to $1.48, and for 2001 the fair value of each option ranged from $2.21 to $2.49. The fair value for 2003 and 2002 was estimated using the Black-Scholes option-pricing model. For 2001 the minimum methodology as permitted by SFAS 123 for securities not publicly traded was utilized. The following assumptions were used for 2003, 2002 and 2001, respectively: risk free interest rate ranging from 3.63% to 4.25%, 3.56% to 5.11% and 5.11% to 5.39%, expected life of ten years; and dividend yield ranging from 2.57% to 2.71%, 2.95% to 4.70% and 3.14%. The dividend yield was computed assuming a 15% return on equity with a 30% dividend to earnings payout ratio.

(18)	Earnings Per Share

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

The following is a summary of the components comprising basic and diluted earnings per share (EPS):

	In Thousands,
	Except Share Amounts
	2003	2002	2001
Basic EPS Computation:
Numerator — Earnings available to common stockholders	$2,397	$1,627	$989

Denominator — Weighted average number of common shares outstanding	1,566,198	1,565,271	1,562,531

Basic earnings per common share	$1.53	$1.04	$.63

Diluted EPS Computation:
Numerator — Earnings available to common stockholders	$2,397	$1,627	$989

Denominator:
Weighted average number of common shares outstanding	1,566,198	1,565,271	1,562,531
Dilutive effect of stock options and warrants	91,115	53,191	39,545

	1,657,313	1,618,462	1,602,076

Diluted earnings per common share	$1.45	$1.01	$.62

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Capital Bancorp, Inc. — Parent Company Financial Information

CAPITAL BANCORP, INC.
(Parent Company Only)

Balance Sheet

December 31, 2003 and 2002

	(In Thousands)
	2003		2002
ASSETS
Cash	$99	*	$11	*
Investment in wholly-owned commercial bank subsidiary	20,698	*	18,600	*
Deferred tax benefit	6		8
Due from wholly-owned commercial bank subsidiary	10	*	1	*
Refundable income taxes	30		12

Total assets	$20,843		$18,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	$—		$—
Common stock, par value $4 per share, authorized 20,000,000 shares, 1,573,971 and 1,565,271 shares issued and outstanding, respectively	6,296		6,261
Additional paid-in capital	5,964		5,909
Retained earnings	8,357		5,960
Unrealized gains on available-for-sale securities, net of income taxes of $139,000 and $311,000, respectively	226		502

Total stockholders’ equity	20,843		18,632

Total liabilities and stockholders’ equity	$20,843		$18,632

* Eliminated in consolidation.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Capital Bancorp, Inc. — Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statement of Earnings and Comprehensive Earnings

For the Years Ended December 31, 2003 and 2002 and
For the Period from July 1, 2001 to December 31, 2001

	(In Thousands)
	2003	2002	2001
Expenses:
Organizational costs	$—	$—	$29
Other	71	24	—

Loss before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	(71)	(24)	(29)
Federal income tax benefits	27	9	10

	(44)	(15)	(19)
Equity in undistributed earnings of commercial bank subsidiary	2,441 *	1,642 *	637 *

Net earnings	2,397	1,627	618

Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $168,000, $300,000, and $24,000, respectively	(272)	485	(38)
Less: reclassification adjustment for net gains included in net earnings, net of taxes of $2,000 for 2003	(4)	(1)	—

Other comprehensive earnings (loss)	(276)	484	(38)

Comprehensive earnings	$2,121	$2,111	$580

* Eliminated in consolidation.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Capital Bancorp, Inc . — Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003 and 2002 and
For the Period from July 1, 2001 to December 31, 2001

	(In Thousands)
					Net Unrealized
			Additional		Gain (Loss) On
	Preferred	Common	Paid-In	Retained	Available-For-
	Stock	Stock	Capital	Earnings	Sale Securities	Total
Issuance of 1,560,271 shares of common stock in exchange for 1,560,271 common shares of commercial bank subsidiary	$—	$6,241	$5,879	$3,715	$56	$15,891
Issuance of 5,000 shares of common stock pursuant to exercise of stock options	—	20	30	—	—	50
Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $23,000	—	—	—	—	(38)	(38)
Net earnings for the period	—	—	—	618	—	618

Balance December 31, 2001	—	6,261	5,909	4,333	18	16,521
Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $300,000	—	—	—	—	484	484
Net earnings for the year	—	—	—	1,627	—	1,627

Balance December 31, 2002	—	6,261	5,909	5,960	502	18,632
Issuance of 8,700 shares of common stock related to exercise of stock options	—	35	55	—	—	90
Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $172,000	—	—	—	—	(276)	(276)
Net earnings for the year	—	—	—	2,397	—	2,397

Balance December 31, 2003	$—	$6,296	$5,964	$8,357	$226	$20,843

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Capital Bancorp, Inc. — Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statement of Cash Flows

For the Years Ended December 31, 2003 and 2002 and
For the Period from July 1, 2001 to December 31, 2001

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2003	2002	2001
Cash flows from operating activities:
Cash paid to suppliers and other	$(71)	$(24)	$—
Tax benefits received	11	—	—

Net cash used in operating activities	(60)	(24)	—

Cash flows from investing activities:
Capital contribution to bank subsidiary	—	—	(50)
Increase in due from subsidiary	(9)	(1)	—
Dividend received from subsidiary	67	65	—

Net cash used in investing activities	58	64	(50)

Cash flows from financing activities:
Proceeds from exercise of stock options	90	—	50
Decrease in due to subsidiary	—	(29)	—

Net cash provided by financing activities	90	(29)	50

Net increase in cash and cash equivalents	88	11	—
Cash and cash equivalents at beginning of year	11	—	—

Cash and cash equivalents at end of year	$99	$11	$—

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Capital Bancorp, Inc. — Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statement of Cash Flows, Continued

For the Years Ended December 31, 2003 and 2002 and
For the Period from July 1, 2001 to December 31, 2001

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2003	2002	2001
Reconciliation of net earnings to net cash related to operating activities:
Net earnings	$2,397	$1,627	$618
Adjustments to reconcile net earnings to net cash related to operating activities:
Equity in earnings of commercial bank subsidiary	(2,441)	(1,642)	(637)
Organizational costs	—	—	29
Decrease (increase) in deferred income taxes	2	3	(10)
Increase in refundable income taxes	(18)	(12)	—

Total adjustments	(2,457)	(1,651)	(618)

Net cash used in operating activities	$(60)	$(24)	$—

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

December 31, 2003, 2002 and 2001

(20)	Disclosures About Fair Value of Financial Instruments

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(20)	Disclosures About Fair Value of Financial Instruments, Continued

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2003 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(20)	Disclosures About Fair Value of Financial Instruments, Continued

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written, Continued

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	In Thousands
	2003		2002
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$4,901	$4,901	$5,411	$5,411
Securities	47,144	47,144	43,347	43,347
Loans	217,235		175,920
Less: allowance for loan losses	2,901		2,535

Loans, net of allowance	214,334	218,027	173,385	176,539

Loans held for sale	1,835	1,835	5,769	5,769
Restricted equity securities	1,862	1,862	1,797	1,797
Financial liabilities:
Deposits	224,230	225,840	189,895	191,874
Securities sold under repurchase agreements	1,790	1,790	3,222	3,222
Advances from Federal Home Loan Bank	24,507	23,254	25,787	24,758
Federal funds purchased	9,200	9,200	620	620
Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(20)	Disclosures About Fair Value of Financial Instruments, Continued

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

December 31, 2003

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

Non-accrual loans have been included in the loan category. Loan fees of $1,020,000, $814,000 and $612,000 for 2003, 2002 and 2001, respectively, are included in loan income and represent an adjustment of the yield on these loans.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned income	$189,870	6.93%	13,150	160,457	7.51%	12,050	2,209	(1,109)	1,100
Investment securities — taxable	42,687	3.33	1,420	29,306	4.48	1,313	599	(492)	107
Investment securities — tax exempt	3,829	3.97	152	1,581	4.49	71	101	(20)	81
Taxable equivalent adjustment	—	2.04	78	—	2.34	37	—	(41)	41

Total tax-exempt investment securities	3,829	6.01	230	1,581	6.83	108	154	(32)	122

Total investment securities	46,516	3.55	1,650	30,887	4.60	1,421	719	(490)	229

Loans held for sale	3,547	5.69	202	2,508	5.86	147	61	(6)	55
Federal funds sold	1,998	.95	19	3,875	1.65	64	(31)	(14)	(45)
Interest-bearing deposits in financial institutions	596	2.85	17	557	3.41	19	1	(3)	(2)
Restricted equity securities	1,821	3.79	69	1,359	4.19	57	19	(7)	12

Total earning assets	244,348	6.18	15,107	199,643	6.89	13,758	3,080	(1,731)	1,349

Cash and due from banks	4,262			3,663
Allowance for possible loan losses	(2,811)			(2,252)
Premises and equipment	4,988			5,247
Other assets	5,081			3,349

Total assets	$255,868			209,650

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$12,207	.21%	26	11,023	.46%	51	5	(30)	(25)
Money market demand accounts	63,601	1.17	746	58,687	1.79	1,053	88	(395)	(307)
Individual retirement accounts	3,509	3.82	134	2,346	4.73	111	55	(32)	23
Other savings deposits	2,123	.38	8	1,660	.72	12	3	(7)	(4)
Certificates of deposit $100,000 and over	61,761	3.11	1,922	48,838	3.74	1,828	483	(389)	94
Certificates of deposit under $100,000	41,669	3.03	1,263	30,157	3.86	1,163	444	(344)	100

Total interest-bearing deposits	184,870	2.22	4,099	152,711	2.76	4,218	888	(1,007)	(119)
Demand	19,832	—	—	15,708	—	—	—	—	—

Total deposits	204,702	2.00	4,099	168,419	2.50	4,218	907	(1,026)	(119)

Advances from Federal Home Loan Bank	25,132	4.33	1,087	19,444	4.60	895	262	(70)	192
Securities sold under repurchase agreements	2,054	1.12	23	2,928	1.61	47	(14)	(10)	(24)
Federal funds purchased	3,335	1.56	52	499	2.00	10	57	(15)	42

Total deposits and borrowed funds	235,223	2.24	5,261	191,290	2.70	5,170	1,186	(1,095)	91

Other liabilities	1,062			857
Stockholders’ equity	19,583			17,503

Total liabilities and stockholders’ equity	$255,868			209,650

Net interest income			9,846			8,588			1,258

Net yield on earning assets		4.03%			4.30%

Net interest spread		3.94%			4.19%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2002			2001			2002/2001 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned income	$160,457	7.51%	12,050	130,055	8.83%	11,488	2,684	(2,122)	562
Investment securities — taxable	29,306	4.48	1,313	17,554	6.02	1,056	707	(450)	257
Investment securities — tax exempt	1,581	4.49	71	1,103	4.62	51	22	(2)	20
Taxable equivalent adjustment	—	2.34	37	—	2.36	26	—	11	11

Total tax-exempt investment securities	1,581	6.83	108	1,103	6.98	77	33	(2)	31

Total investment securities	30,887	4.60	1,421	18,657	6.07	1,133	742	(454)	288

Loans held for sale	2,508	5.86	147	1,960	7.35	144	40	(37)	3
Federal funds sold	3,875	1.65	64	9,926	4.11	408	(249)	(95)	(344)
Interest-bearing deposits in financial institutions	557	3.41	19	862	4.99	43	(15)	(9)	(24)
Restricted equity securities	1,359	4.19	57	1,061	6.03	64	18	(25)	(7)

Total earning assets	199,643	6.89	13,758	162,521	8.17	13,280	3,033	(2,555)	478

Cash and due from banks	3,663			3,365
Allowance for possible loan losses	(2,252)			(2,078)
Premises and equipment	5,247			5,110
Other assets	3,349			3,132

Total assets	$209,650			172,050

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2002			2001			2002/2001 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$11,023	.46%	51	10,646	1.36%	145	5	(99)	(94)
Money market demand accounts	58,687	1.79	1,053	62,748	3.79	2,379	(153)	(1,173)	(1,326)
Individual retirement accounts	2,346	4.73	111	1,866	6.38	119	31	(39)	(8)
Other savings deposits	1,660	.72	12	1,092	1.01	11	6	(5)	1
Certificates of deposit $100,000 and over	48,838	3.74	1,828	29,519	5.69	1,681	1,099	(952)	147
Certificates of deposit under $100,000	30,157	3.86	1,163	26,459	6.04	1,597	223	(657)	(434)

Total interest-bearing deposits	152,711	2.76	4,218	132,330	4.48	5,932	913	(2,627)	(1,714)
Demand	15,708	—	—	11,869	—	—	—	—	—

Total deposits	168,419	2.50	4,218	144,199	4.11	5,932	995	(2,709)	(1,714)

Advances from Federal Home Loan Bank	19,444	4.60	895	8,633	5.25	453	568	(126)	442
Securities sold under repurchase agreements	2,928	1.61	47	2,477	3.27	81	15	(49)	(34)
Federal funds purchased	499	2.00	10	—	—	—	—	10	10

Total deposits and borrowed funds	191,290	2.70	5,170	155,309	4.16	6,466	1,497	(2,793)	(1,296)

Other liabilities	857			768
Stockholders’ equity	17,503			15,973

Total liabilities and stockholders’ equity	$209,650			172,050

Net interest income			8,588			6,814			1,774

Net yield on earning assets		4.30%			4.19%

Net interest spread		4.19%			4.01%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

     II. Investment Portfolio:

A.	Securities at December 31, 2003 consist of the following:

	Securities Available-For-Sale
		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$22,636	182	47	22,771
Obligations of states and political subdivisions	5,146	72	42	5,176
Mortgage-backed securities	18,997	242	42	19,197

	$46,779	496	131	47,144

Securities at December 31, 2002 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$14,218	248	—	14,466
Obligations of states and political subdivisions	2,125	56	1	2,180
Mortgage-backed securities	26,190	529	18	26,701

	$42,533	833	19	43,347

Securities at December 31, 2001 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$10,078	70	96	10,052
Obligations of states and political subdivisions	1,104	17	—	1,121
Mortgage-backed securities	11,040	59	21	11,078

	$22,222	146	117	22,251

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

     II. Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage-backed securities) of the Company at December 31, 2003:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U.S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$—	—	—%
One to five years	11,328	11,440	2.64
Five to ten years	14,655	14,642	3.86
More than ten years	15,650	15,886	4.88

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	41,633	41,968	3.91

Obligations of states and political subdivisions*:
One to five years	467	479	3.28
Five to ten years	2,486	2,518	3.74
More than ten years	2,193	2,179	3.67

Total obligations of states and political subdivisions	5,146	5,176	3.67

Total investment securities	$46,779	47,144	3.88%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

     III. Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2003, 2002, 2001, 2000 and 1999:

	In Thousands
	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$114,578	88,406	80,224	69,402	53,832
Real estate — construction	20,741	21,488	9,343	8,289	12,625
Real estate — mortgage	75,521	60,570	46,409	34,441	33,782
Installment	6,773	5,766	5,309	4,629	4,213

Total loans	217,613	176,230	141,285	116,761	104,452
Less unearned income	(378)	(310)	(211)	(172)	(210)

Total loans, net of unearned income	217,235	175,920	141,074	116,589	104,242
Less allowance for possible loan losses	(2,901)	(2,535)	(2,122)	(1,886)	(1,330)

Net loans	$214,334	173,385	138,952	114,703	102,912

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

     III. Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2003:

		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:

Commercial, financial and agricultural	$31,517	64,412	18,649	114,578
Real estate — construction	18,134	2,607	—	20,741

	$49,651	67,019	18,649	135,319

Interest-Rate Sensitivity:

Fixed interest rates	$11,627	47,566	15,592	74,785
Floating or adjustable interest rates	38,024	19,453	3,057	60,534

Total commercial, financial and agricultural loans plus real estate — construction loans	$49,651	67,019	18,649	135,319

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

     III. Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2003, 2002, 2001, 2000 and 1999:

	In Thousands, Except Percentages
	2003	2002	2001	2000	1999
Non-accrual loans:
Commercial, financial and agricultural	$597	296	993	873	438
Real estate — construction	—	246	—	—	—
Real estate — mortgage	1,610	764	227	574	—
Installment	22	—	48	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$2,229	1,306	1,268	1,447	438

Loans 90 days past due:
Commercial, financial and agricultural	$180	82	317	45	51
Real estate — construction	—	—	—	—	—
Real estate — mortgage	686	149	171	81	415
Installment	58	53	14	6	6
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$924	284	502	132	472

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$3,153	1,590	1,770	1,579	910

Total loans, net of unearned income	$217,235	175,920	141,074	116,589	104,242

Percent of total loans outstanding, net of unearned income	1.45%	.90	1.25	1.35	0.87

Other real estate	$—	505	244	493	402

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

     III. Loan Portfolio, Continued:

C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $2,229,000 at December 31, 2003, $1,306,000 at December 31, 2002, $1,268,000 at December 31, 2001, $1,447,000 at December 31, 2000 and $438,000 at December 31, 1999. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2003 if the loans had been current totaled $83,000 as compared to $28,000 in 2002, $56,000 in 2001, $34,000 in 2000 and $20,000 in 1999. The amount of interest income recognized on total loans during 2003 totaled $13,150,000 as compared to $12,050,000 in 2002, $11,488,000 in 2001, $11,335,000 in 2000 and $8,287,000 in 1999.

At December 31, 2003, loans, which include the above, totaling $3,935,000 were included in the Company’s internal classified loan list. Of these loans $2,125,000 are real estate and $1,810,000 are various other types of loans. The collateral values securing these loans total approximately $3,376,000, ($2,057,000 related to real property and $1,319,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2003 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2002 other real estate totaled $505,000. There was no other real estate at December 31, 2003.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2003, 2002, 2001, 2000 and 1999 and the years then ended:

	In Thousands, Except Percentages
	2003	2002	2001	2000	1999
Allowance for loan losses at beginning of period	$2,535	2,122	1,886	1,330	1,026

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(356)	(569)	(211)	(231)	(143)
Real estate construction	—	—	—	—	—
Real estate — mortgage	(293)	(8)	(98)	—	—
Installment	(141)	(135)	(50)	(16)	(8)
Lease financing	—	—	—	—	—

	(790)	(712)	(359)	(247)	(151)

Recoveries:
Commercial, financial and agricultural	19	8	10	7	—
Real estate construction	—	—	—	—	—
Real estate — mortgage	—	—	—	4	—
Installment	47	27	15	—	5
Lease financing	—	—	—	—	—

	66	35	25	11	5

Net loan charge-offs	(724)	(677)	(334)	(236)	(146)

Provision for loan losses charged to expense	1,090	1,090	570	792	450

Allowance for loan losses at end of period	$2,901	2,535	2,122	1,886	1,330

Total loans, net of unearned income, at end of year	$217,235	175,920	141,074	116,589	104,242

Average total loans outstanding, net of unearned income, during year	$189,870	160,457	130,055	113,461	86,198

Net charge-offs as a percentage of average total loans outstanding, net of unearned income, during year	0.38%	0.42	0.26	0.21	0.17

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned income, at end of year	1.34%	1.44	1.50	1.62	1.28

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,186	52.7%	$1,923	50.3%
Real estate construction	51	9.5	98	12.2
Real estate mortgage	498	34.7	390	34.2
Installment	166	3.1	124	3.3

	$2,901	100.0%	$2,535	100.0%

	December 31, 2001		December 31, 2000
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,380	56.9%	$1,179	59.5%
Real estate construction	286	6.6	283	7.1
Real estate mortgage	286	32.7	283	29.4
Installment	170	3.8	141	4.0

	$2,122	100.0%	$1,886	100.0%

	December 31, 1999
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$962	51.6%
Real estate construction	95	12.1
Real estate mortgage	168	32.2
Installment	105	4.1

	$1,330	100.0%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

V.	Deposits:

The average amounts and average interest rates for deposits for 2003, 2002 and 2001 are detailed in the following schedule:

	2003		2002		2001
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$19,832	—%	15,708	—%	11,869	—%
Negotiable order of withdrawal accounts	12,207	.21%	11,023	.46%	10,646	1.36%
Money market demand accounts	63,601	1.17%	58,687	1.79%	62,748	3.79%
Individual retirement accounts	3,509	3.82%	2,346	4.73%	1,866	6.38%
Other savings	2,123	.38%	1,660	.72%	1,092	1.01%
Certificates of deposit $100,000 and over	61,761	3.11%	48,838	3.74%	29,519	5.69%
Certificates of deposit under $100,000	41,669	3.03%	30,157	3.86%	26,459	6.04%

	$204,702	2.00%	$168,419	2.50%	144,199	4.11%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2003:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$20,213	—	20,213
Three to six months	21,152	101	21,253
Six to twelve months	8,987	430	9,417
More than twelve months	13,812	548	14,360

	$64,164	1,079	65,243

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company as of or for the year ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Return on assets	0.94%	0.78%	0.57%
(Net income divided by average total assets)

Return on equity	12.24%	9.30%	6.19%
(Net income divided by average equity)

Dividend payout ratio	—%	—%	—%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	7.65%	8.35%	9.28%
(Average equity divided by average total assets)

Leverage capital ratio	7.66%	7.69%	9.20%
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

December 31, 2003

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2003 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities	$20,617
Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	2,792

Total risk-based capital	$23,409

Risk-weighted assets	$223,342

Risk-based capital ratios:
Tier I capital ratio	9.23%

Total risk-based capital ratio	10.48%

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2003, the Company was in compliance with these requirements.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2003:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned income	$217,613	98,752	3,292	4,746	11,132	99,691
Securities	47,144	7,907	8,069	1,153	621	29,394
Loans held for sale	1,835	1,835	—	—	—	—
Interest-bearing deposits in financial institution	251	251	—	—	—	—
Restricted equity securities	1,862	1,862	—	—	—	—

Total earning assets	268,705	110,607	11,361	5,899	11,753	129,085

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	12,666	12,666	—	—	—	—
Money market demand accounts	71,747	71,747	—	—	—	—
Individual retirement accounts	3,562	84	24	1,221	750	1,483
Other savings	1,996	1,996	—	—	—	—
Certificates of deposit, $100,000 and over	64,164	7,950	12,262	21,152	8,987	13,813
Certificates of deposit, under $100,000	46,995	1,558	3,335	15,689	10,996	15,417
Federal funds purchased	9,200	9,200	—	—	—	—
Securities sold under repurchase agreements	1,790	1,790	—	—	—	—
Advances from Federal Home Loan Bank	24,507	—	—	—	—	24,507

	236,627	106,991	15,621	38,062	20,733	55,220

Interest-sensitivity gap	$32,078	3,616	(4,260)	(32,163)	(8,980)	73,865

Cumulative gap		3,616	(644)	(32,807)	(41,787)	32,078

Interest-sensitivity gap as % of total assets		1.28	(1.51)	(11.41)	(3.18)	26.20

Cumulative gap as % of total assets		1.28	(0.23)	(11.64)	(14.82)	11.38

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2003

VII.	Short-Term Borrowings:

Information related to short-term borrowings in excess of 30% of stockholders’ equity is as follows:

	In Thousands
	2003	2002	2001
Advances from Federal Home Loan Bank:
Balance outstanding — end of year	$24,507	$25,787	$11,000
Weighted average interest rate on balance outstanding at end of year	4.35%	4.36%	5.19%
Maximum amount of borrowings at any month end	$33,411	$31,402	$11,000
Average amounts outstanding during each year	$25,132	$19,444	$8,633
Weighted average interest rate on average amounts outstanding during the year	4.33%	4.60%	5.25%