Form 10-Q
period 2004-03-31
CAPITAL BANCORP INC
filed 2004-05-14
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

YES [   ]     NO  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 1,574,671 shares at May 10, 2004

CAPITAL BANCORP, INC.

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets - March 31, 2004 and December 31, 2003.
Consolidated Statements of Earnings - For the three months ended March 31, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2004 and 2003.
Consolidated Statements of Cash Flows - For the three months ended March 31, 2004 and 2003.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk*
* Certain of the disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.Controls and Procedures
Part II: OTHER INFORMATION
Item 1.Legal Proceedings
Item 2.Changes in Securities and Use of Proceeds
Item 3.Defaults Upon Senior Securities
Item 4.Submission of matters to a vote of Security Holders
Item 5.Other Information
Item 6.Exhibits and Reports on Form 8-K
Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Unaudited)

	(In Thousands)
	March 31,	December 31,
	2004	2003
ASSETS
Loans, net of allowance for possible loan losses of $2,902,000 and $2,901,000, respectively	$214,864	214,334
Securities available-for-sale, at market (amortized cost $49,613,000 and $46,779,000, respectively)	50,272	47,144
Loans held for sale	2,852	1,835
Interest-bearing deposits in financial institutions	1	251
Federal funds sold	3,930	—
Restricted equity securities	1,878	1,862

Total earning assets	273,797	265,426

Cash and due from banks	5,076	4,650
Premises and equipment, net	4,803	4,873
Cash surrender value of life insurance	4,448	4,091
Accrued interest receivable	1,219	1,260
Deferred income taxes	734	846
Other assets	567	823

Total assets	$290,644	281,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$241,908	224,230
Securities sold under repurchase agreements	1,417	1,790
Accrued interest and other liabilities	1,257	1,399
Advances from Federal Home Loan Bank	24,421	24,507
Federal funds purchased	—	9,200

Total liabilities	269,003	261,126

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $4 per share, authorized 20,000,000 shares, 1,574,671 and 1,573,971 shares issued and outstanding, respectively	6,299	6,296
Additional paid-in capital	5,975	5,964
Retained earnings	8,960	8,357
Net unrealized gains on available-for-sale securities, net of taxes of $252,000 and $139,000, respectively	407	226

Total stockholders’ equity	21,641	20,843

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$290,644	281,969

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(Dollars in Thousands,
	Except Per Share Amount)
Interest income:
Interest and fees on loans	$3,455	3,119
Interest and dividends on securities:
Taxable securities	404	354
Exempt from Federal income taxes	60	30
Interest on loans held for sale	27	61
Interest on Federal funds sold	5	6
Interest on interest-bearing deposits in financial institutions	4	5
Interest and dividends on restricted equity securities	18	16

Total interest income	3,973	3,591

Interest expense:
Interest on savings accounts	2	3
Interest on negotiable order of withdrawal accounts	5	8
Interest on money market accounts	269	191
Interest on certificates of deposits over $100,000	458	488
Interest on certificates of deposits - other	371	339
Interest on securities sold under repurchase agreements	4	9
Interest on Federal funds purchased	7	1
Interest on advances from Federal Home Loan Bank	265	277

Total interest expense	1,381	1,316

Net interest income before provision for possible loan losses	2,592	2,275
Provision for possible loan losses	299	272

Net interest income after provision for possible loan losses	2,293	2,003
Non-interest income:
Service charges on deposit accounts	276	254
Other fees and commissions	90	76
Gain on sales of loans	157	350
Gain on sale of other real estate	1	—

Total non-interest income	524	680

Non-interest expense:
Employee salaries and benefits	1,042	1,097
Occupancy expenses	195	191
Furniture and equipment expenses	100	102
Data processing expense	59	56
Legal fees and expenses	47	61
Professional fees	53	47
Other operating expenses	401	342
Loss on sale of other assets	4	21
Loss on sale of other real estate	—	4

Total non-interest expense	1,901	1,921

Earnings before income taxes	916	762
Income taxes	313	280

Net earnings	$603	482

Weighted average number of shares outstanding	1,574,241	1,565,870

Basic earnings per common share	$.38	.31

Diluted earnings per common share	$.36	.29

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	(In Thousands)
	2004	2003
Net earnings	$603	482

Other comprehensive gains (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $112,000 and $42,000, respectively	181	(68)

Other comprehensive gains (losses)	181	(68)

Comprehensive earnings	$784	414

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2004	2003
Cash flows from operating activities:
Interest received	$4,046	3,682
Fees received	366	392
Interest paid	(1,322)	(1,362)
Cash paid to suppliers and employees	(2,324)	(1,858)
Proceeds from loan sales	8,242	21,675
Originations of loans held for sale	(9,102)	(18,432)
Income taxes paid	(100)	(57)

Net cash provided by (used in) operating activities	(194)	4,040

Cash flows from investing activities:
Purchase of available-for-sale securities	(12,085)	(10,318)
Proceeds from maturities, calls and principal payments of available-for-sale securities	9,203	4,321
Loans made to customers, net of repayments	(986)	(4,944)
Purchase of premises and equipment	(43)	(42)
Decrease in interest-bearing deposits in financial institutions	250	—
Proceeds from sales of other real estate	158	327
Expenditures on other real estate	—	(4)
Proceeds from sale of other assets	20	—

Net cash used in investing activities	(3,483)	(10,660)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	15,444	8,455
Net increase in time deposits	2,234	2,436
Net decrease in securities sold under repurchase agreements	(373)	(1,152)
Net decrease in advances from Federal Home Loan Bank	(86)	(102)
Proceeds from exercise of stock options	14	9
Net decrease in Federal funds purchased	(9,200)	(620)

Net cash provided by financing activities	8,033	9,026

Net increase in cash and cash equivalents	4,356	2,406
Cash and cash equivalents at beginning of period	4,650	5,160

Cash and cash equivalents at end of period	$9,006	7,566

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2004	2003
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$603	482
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	161	257
Provision for possible loan losses	299	272
FHLB dividend reinvestment	(16)	(16)
Decrease in refundable income taxes	215	213
Loss on other assets	4	21
(Loss) gain on sale of other real estate	(1)	4
Decrease (increase) in accrued interest receivable	41	(42)
Decrease (increase) in loans held for sale	(1,017)	2,893
Increase in deferred tax asset	(1)	—
Increase (decrease) in interest payable	59	(46)
Decrease in other assets	17	78
Decrease in other liabilities	(200)	(71)
Increase (decrease) in accrued income taxes	(1)	10
Increase in cash surrender value of life insurance, net	(357)	(15)

Total adjustments	(797)	3,558

Net cash provided by (used in) operating activities	$(194)	4,040

Supplemental Schedule of Non-Cash Activities:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $112,000 and $42,000, respectively	$181	(68)

Non-cash transfers from loans to other real estate	$157	—

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, comprehensive earnings for the three months ended March 31, 2004 and 2003 and changes in cash flows for the three months ended March 31, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2003 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $0.1 million (0.3% of the portfolio) are presently scheduled to mature or reprice within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2004, loans of approximately $120.9 million (55.5% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $51.1 million (43.7% of the total time deposit portfolio) will mature during the next twelve months. The Company’s deposit base increased approximately $17.7 million during the quarter ended March 31, 2004. The increase in deposits consists of a $15.5 million increase in transactional accounts and a $2.2 million increase in time deposits. Advances from the Federal Home Loan Bank decreased to $24.4 million at March 31, 2004 from $24.5 million at December 31, 2003.

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

     It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branches in Sumner and Davidson Counties and expects these locations to have a favorable impact on the deposit base. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 7.4% at March 31, 2004 and December 31, 2003, respectively. Total assets increased 3.1% during the three months ended March 31, 2004. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2004 was 11.1% compared to 10.1% for the comparable period in 2003. The Company’s capital at March 31, 2004 of $21,641,000 results from beginning capital of $20,843,000 plus net earnings of $603,000, plus increase in unrealized gains on available-for-sale securities of $181,000 plus proceeds of $14,000 related to the exercise of stock options. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2004 the Company and its subsidiary have a Tier 1 risk-based ratio of 9.5%, a total capital to risk-based ratio of 10.7% and a Tier 1 leverage ratio of 7.4%. These ratios fell within the category of “well capitalized” under the regulations.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     In view of the continued growth of the Company, the Company is considering various measures for raising additional capital to support anticipated future growth.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at March 31, 2004.

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

     During the quarter ended March 31, 2002, the Board of Directors of the Company and the optionees agreed to a restructuring of the Company’s outstanding options. A summary of options activity for directors, former directors, the four senior officers and others is more fully described in the Company’s December 31, 2002 Annual Report to Stockholders. During the quarter ended March 31, 2004, one employee exercised 700 shares of her options and the remaining 800 shares of her options were forfeited upon her termination of employment. Forfeited options may be reissued by the Company in accordance with the Company’s stock option plan. At March 31, 2004, the Company has granted the right to purchase 125,500 shares of stock to its officers and employees at an exercise price of $12.75, 500 shares to its officers and employees at an exercise price of $15.30, 1,500 shares to its officers and employees at an exercise price of $16.00, 2,500 shares of stock to its officers and employees at an exercise price of $19.90, 2,500 shares of stock to its officers and employees at an exercise price of $20.25, 500 shares of stock to its officers and employees at an exercise price of $21.00, 30,000 shares of stock to its officers and employees at an exercise price of $22.65 and 122,500 shares of stock to the Bank’s Directors and former Directors at an exercise price of $10.00 per share. At March 31, 2004, 244,600 shares were exercisable.

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

In Thousands,
Except Per Share Amounts
		For the Period from	For the Period from
		January 1, 2004 to	January 1, 2003 to
		March 31, 2004	March 31, 2003
Net earnings	As Reported	$603	$482
	Proforma	$602	$481
Basic earnings per common share	As Reported	$ .38	$ .31
	Proforma	$ .38	$ .31
Diluted earnings per common share	As Reported	$ .36	$ .29
	Proforma	$ .36	$ .29

Results of Operations

     Net earnings were $603,000 for the three months ended March 31, 2004 as compared to $482,000 for the same period in 2003. The increase in earnings is the result of continued growth in the assets of the Company.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during period of volatility in interest.

     The Company’s interest income, excluding tax equivalent adjustments, increased by $382,000 or 10.6% during the three months ended March 31, 2004 as compared to the same period in 2003. The ratio of average earning assets to total average assets was 94.6% for the quarter ended March 31, 2004 and 95.3% for the quarter ended March 31, 2003.

     Interest expense increased by $65,000 for the three months ended March 31, 2004 or 4.9% to $1,381,000 compared to $1,316,000 for the same period in 2003. Such increases in interest expense can be attributable primarily to an increase in average interest bearing liabilities.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The foregoing resulted in net interest income of $2,592,000 for the three months ended March 31, 2004, for an increase of $317,000 or 13.9%, compared to the same period in 2003. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest rates are expected to increase or remain relatively stable in 2004. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2004 to maintain a satisfactory net interest margin.

     Non-interest income decreased $156,000 or 22.9% to $524,000 during the three months ended March 31, 2004 compared to $680,000 for the same period in 2003. The decrease in 2004 was due primarily to a decrease in gain on sales of loans during the first quarter of 2004 compared to 2003.

     Non-interest expense decreased $20,000 or 1.0% to $1,901,000 during the first three months of 2004 compared to $1,921,000 during the same period in 2003. The decrease in 2004 was due primarily to decreases in salaries and employee benefits and loss on sale of other assets.

     Income taxes were $313,000 for the first quarter of 2004 as compared to income taxes of $280,000 for the first quarter of 2003.

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with basic earnings per share plus the effect of common shares contingently issuable from stock options.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2004 and 2003:

(In Thousands, except share amounts)	2004	2003
Basic EPS Computation:
Numerator - income available to common shareholders	$603	482

Denominator - weighted average number of common shares outstanding	1,574,241	1,565,870

Basic earnings per common share	$.38	.31

Diluted EPS Computation:
Numerator – income available to common shareholders	$603	482

Denominator:
Weighted average number of common shares outstanding	1,574,241	1,565,870
Dilutive effect of stock options	115,771	86,020

	1,690,012	1,651,890

Diluted earnings per common share	$.36	.29

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s total assets increased 3.1% to $290,644,000 at March 31, 2004 from $281,969,000 at December 31, 2003. Loans, net of allowance for possible loan losses, totaled $214,864,000 at March 31, 2004, a 0.2% increase compared to $214,334,000 at December 31, 2003. Investment securities increased $3,128,000 or 6.6% from December 31, 2003 to $50,272,000 at March 31, 2004. There were $3,930,000 in Federal funds sold at March 31, 2004 compared to $9,200,000 in Federal funds purchased at December 31, 2003.

     Total liabilities increased by 3.0% to $269,003,000 for the three months ended March 31, 2004 compared to $261,126,000 at December 31, 2003. This increase was composed primarily of a $17,678,000 increase in total deposits during the three months ended March 31, 2004, and a $9,200,000 decrease in Federal funds purchased.

     The following schedule details the loans of the Company at March 31, 2004 and December 31, 2003:

	(In Thousands)
	March 31,	December 31,
	2004	2003
Commercial, financial & agricultural	$112,215	114,578
Real estate – construction	23,718	20,741
Real estate – mortgage	75,522	75,521
Consumer	6,311	6,773

	$217,766	217,613

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s first mortgage single family residential, consumer and credit card loans or other revolving credit plans which total approximately $69,306,000, $6,040,000 and $271,000, respectively at March 31, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2004, the Company had nonaccrual loans totaling $1,305,000 as compared to $2,229,000 at December 31, 2003.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2004, the Company had no loans that have had the terms modified in a troubled debt restructuring.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004		December 31, 2003
		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$1,265	316	2,165	367
Impaired loans with no allowance for loan loss	—	—	—	—

	$1,265	316	2,165	367

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the three months ended March 31, 2004 and 2003 was $1,208,000 and $588,000, respectively. There was no interest income recognized on these loans for the period that such loans were impaired.

     The following schedule details selected information as to non-performing loans of the Company at March 31, 2004:

	March 31, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate - mortgage	$784	1,169	686	1,610
Real estate - construction	100	—	—	—
Installment loans	42	31	58	22
Commercial	128	105	180	597

	$1,054	1,305	924	2,229

Renegotiated loans	$—	—	—	—

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$2,901	2,535
Add (deduct):
Losses charged to allowance	(305)	(213)
Recoveries credited to allowance	7	29
Provision for loan losses	299	272

Balance, March 31, 2004 and 2003, respectively	$2,902	2,623

     The provision for loan losses was $299,000 and $272,000 for the first three months of 2004 and 2003, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.

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

     The following table presents total internally graded loans as of March 31, 2004 and December 31, 2003:

	March 31, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,067	67	1,000	—
Real estate mortgage	2,812	520	2,292	—
Real estate construction	—	—	—	—
Consumer	200	28	172	—

	$4,079	615	3,464	—

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

	December 31, 2003
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,556	31	1,525	—
Real estate mortgage	2,125	455	1,670	—
Real estate construction	—	—	—	—
Consumer	254	4	250	—

	$3,935	490	3,445	—

     The collateral values at March 31, 2004, based on estimates received by management, securing these loans total approximately $3,908,000 ($2,765,000 related to real property and $1,143,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

     Residential real estate loans that are graded substandard totaling $2,292,000 and $1,670,000 at March 31, 2004 and December 31, 2003 consist of thirty-six and twenty-one individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,150	51.5%	$2,186	52.7%
Real estate construction	67	10.9	51	9.5
Real estate mortgage	482	34.7	498	34.7
Consumer	203	2.9	166	3.1

	$2,902	100.0%	$2,901	100.0%

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

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

     There are no known material changes in reported market risks during the three months ended March 31, 2004 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

Item 4: Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Shares of the Company’s common stock were issued to Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share
2/26/04	200	$12.75
2/26/04	500	$21.00

The aggregate proceeds of the shares sold were $13,050.00.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(d)	The only restrictions on working capital and/or dividends are those reported in Part I.

(e)	None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION, CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)	Exhibits 31.1 and 31.2 consist of Rule 13a-14 and 15d-14 certifications.

(2)	Exhibit 32 consists of Section 1350 certifications.

(b)	The Company filed a Current Report on Form 8-K on January 14, 2004 reporting the Company’s press release to the public regarding earnings.

CAPITAL BANCORP, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.

(Registrant)

DATE: May 10, 2004	/s/ R. Rick Hart

R. Rick Hart, President and
Chief Executive Officer

DATE: May 10, 2004	/s/ Sally P. Kimble

Sally P. Kimble, Executive Vice President and
Chief Financial Officer