Form 10-Q
period 2004-06-30
CAPITAL BANCORP INC
filed 2004-08-13
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _____________TO ________

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

Common stock outstanding: 1,657,404 shares at August 9, 2004

CAPITAL BANCORP, INC.

Part 1:	Financial Information
Item 1.	Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets - June 30, 2004 and December 31, 2003.
Consolidated Statements of Earnings - For the three months and six months ended June 30, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 2004 and 2003.
Consolidated Statements of Cash Flows - For the six months ended June 30, 2004 and 2003.
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
Signatures
Ex-10.4 Supplemental Executive Retirement Plan Agreement
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
SECTION 906 CERTIFICATIONS OF THE CEO AND CFO

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Unaudited)

	(In Thousands)
	June 30,	December 31,
	2004	2003
ASSETS
Loans, net of allowance for possible loan losses of $3,130,000 and $2,901,000, respectively	$223,474	214,334
Securities available-for-sale, at market (amortized cost $61,208,000 and $46,779,000, respectively)	60,180	47,144
Loans held for sale	1,100	1,835
Interest-bearing deposits in financial institutions	1	251
Restricted equity securities	2,504	1,862

Total earning assets	287,259	265,426

Cash and due from banks	4,575	4,650
Premises and equipment, net of accumulated depreciation	4,743	4,873
Cash surrender value of life insurance	4,494	4,091
Accrued interest receivable	1,308	1,260
Deferred income taxes	1,379	846
Other real estate	330	—
Other assets	814	823

Total assets	$304,902	281,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$253,612	224,230
Securities sold under repurchase agreements	2,876	1,790
Accrued interest and other liabilities	1,224	1,399
Advances from Federal Home Loan Bank	23,678	24,507
Federal funds purchased	2,210	9,200

Total liabilities	283,600	261,126

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $4 per share, authorized 20,000,000 shares, 1,576,771 and 1,573,971 shares issued and outstanding, respectively	6,307	6,296
Additional paid-in capital	5,993	5,964
Retained earnings	9,637	8,357
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $393,000 and $139,000, respectively	(635)	226

Total stockholders’ equity	21,302	20,843

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$304,902	281,969

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars In Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$3,514	3,167	$6,969	6,347
Interest and dividends on securities:
Taxable securities	463	402	867	740
Exempt from Federal income taxes	64	38	124	68
Interest on loans held for sale	35	78	62	94
Interest on Federal funds sold	7	—	12	6
Interest on interest-bearing deposits in financial institutions	2	4	6	9
Interest and dividends on restricted equity securities	17	18	35	34

Total interest income	4,102	3,707	8,075	7,298

Interest expense:
Interest on savings accounts	1	2	3	5
Interest on negotiable order of withdrawal accounts	6	7	11	15
Interest on money market accounts	297	213	566	404
Interest on certificates of deposits over $100,000	415	484	873	972
Interest on certificates of deposits – other	403	343	774	682
Interest on securities sold under repurchase agreements	4	6	8	16
Interest on advances from Federal Home Loan Bank	256	272	521	549
Interest on Federal funds purchased	4	20	11	20

Total interest expense	1,386	1,347	2,767	2,663

Net interest income before provision for possible loan losses	2,716	2,360	5,308	4,635
Provision for possible loan losses	271	271	570	543

Net interest income after provision for possible loan losses	2,445	2,089	4,738	4,092

Non-interest income:
Service charges on deposit accounts	307	251	583	505
Other fees and commissions	82	79	172	155
Gain on sale of loans	227	273	384	623
Gain on sale of securities	—	1	—	1
Gain on sale of other real estate	—	—	1	—

Total non-interest income	616	604	1,140	1,284

Non-interest expenses:
Employee salaries and benefits	1,076	1,083	2,118	2,180
Occupancy expenses	227	194	422	385
Furniture and equipment expenses	61	115	161	217
Data processing expense	61	56	120	112
Professional fees	58	54	111	101
Accounting fees	58	32	94	65
Legal fees and expenses	78	39	125	100
Other operating expenses	406	349	771	679
Loss on sale of other real estate	—	12	—	16
Loss on sale of other assets	3	—	7	—

Total non-interest expense	2,028	1,934	3,929	3,855

Earnings before income taxes	1,033	759	1,949	1,521
Income taxes	356	272	669	552

Net earnings	$677	487	$1,280	969

Weighted average number of shares outstanding	1,575,710	1,565,971	1,574,975	1,565,921

Basic earnings per common share	$.43	.31	$.81	.62

Diluted earnings per common share	$.39	.29	$.75	.58

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Net earnings	$677	487	$1,280	969

Other comprehensive earnings (losses) net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $420,000, $62,000, $532,000 and $20,000, respectively	(680)	100	(861)	33
Less: reclassification adjustment for gains included in net earnings	—	—	—	(1)

Other comprehensive earnings (losses)	(680)	100	(861)	32

Comprehensive earnings (losses)	$(3)	587	$419	1,001

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2004	2003
Cash flows from operating activities:
Interest received	$8,106	7,515
Fees received	755	660
Interest paid	(2,741)	(2,712)
Cash paid to suppliers and employees	(3,901)	(3,529)
Proceeds from loan sales	22,844	36,189
Originations of loans held for sale	(21,725)	(37,613)
Income taxes paid	(785)	(619)

Net cash provided by (used in) operating activities	2,553	(109)

Cash flows from investing activities:
Purchase of available-for-sale securities	(27,654)	(19,617)
Proceeds from sale of other real estate	157	493
Proceeds from maturities of available-for-sale securities	13,113	15,136
Loans made to customers, net of repayments	(10,196)	(12,392)
Purchase of premises and equipment	(83)	(151)
Decrease in interest-bearing deposits in financial institutions	250	—
Expenditures on other real estate	—	(4)
Proceeds from sale of other assets	20	—
Purchase of restricted equity securities	(609)	—
Purchase of life insurance	(315)	(2,000)

Net cash used in investing activities	(25,317)	(18,535)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	15,976	12,091
Net increase in time deposits	13,406	7,315
Net increase (decrease) in securities sold under repurchase agreements	1,086	(1,139)
Net decrease in advances from Federal Home Loan Bank	(829)	(1,111)
Net increase (decrease) in Federal funds purchased	(6,990)	3,300
Proceeds from exercise of stock options	40	9

Net cash provided by financing activities	22,689	20,465

Net increase (decrease) in cash and cash equivalents	(75)	1,821
Cash and cash equivalents at beginning of period	4,650	5,160

Cash and cash equivalents at end of period	$4,575	6,981

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2004	2003
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$1,280	969
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	325	586
Provision for possible loan losses	570	543
FHLB dividend reinvestment	(33)	(32)
Gain on sale of securities	—	(1)
Decrease (increase) in refundable income taxes	(35)	8
Loss (gain) on sale of other real estate	(1)	16
Loss on sale of other assets	7	—
Increase in accrued interest receivable	(48)	(59)
Decrease (increase) in loans held for sale	735	(2,047)
Increase in deferred tax asset	(1)	—
Increase (decrease) in interest payable	26	(49)
Decrease (increase) in other assets	17	(36)
Increase in cash surrender value of life insurance, net	(88)	(30)
Increase (decrease) in other liabilities	(121)	98
Decrease in accrued income taxes	(80)	(75)

Total adjustments	1,273	(1,078)

Net cash provided by (used in) operating activities	$2,553	(109)

Supplemental Schedule of Non-Cash Activities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $532,000 and $20,000, respectively	$(861)	32

Non-cash transfers from loans to other real estate	$486	—

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of operations for the three months and six months ended June 30, 2004 and 2003, comprehensive earnings for the three months and six months ended June 30, 2004 and 2003 and changes in cash flows for the six months ended June 30, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2003 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Stock Split and Elimination of Par Value

In May, 2004, the Company’s Board of Directors declared a two-for-one stock split effective July 30, 2004. As a result, shareholders of record at the close of business on July 30, 2004 will receive one additional share of common stock for each share of common stock held by them on that date. In addition, the Board authorized a charter amendment to eliminate “par value” effective July 2, 2004.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete discussion of factors that affect liquidity, capital and the results of operations.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.2 million (5.3% of the portfolio) are presently scheduled to mature or reprice within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2004 loans of approximately $126.9 million (56.0% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $51.5 million (40.2% of the time deposit portfolio) will mature during the next twelve months. The Company’s deposit base increased approximately $29.4 million during the six months ended June 30, 2004. The increase in deposits consists of a $16.0 million increase in transactional accounts and a $13.4 million increase in time deposits. Advances from the Federal Home Loan Bank decreased to $23.7 million at June 30, 2004 from $24.5 million at December 31, 2003. Federal funds purchased decreased to $2.2 million at June 30, 2004 from $9.2 million at December 31, 2003.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Interest Rate Sensitivity Management, Continued

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience. A reduction in the interest rate paid on these accounts or higher interest rates paid by compatible or similar accounts could have an impact on the level of these accounts.

     It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branches in Sumner County and Eastern Davidson County and expects these locations to have a favorable impact on the deposit base. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 7.0% at June 30, 2004 and 7.4% at December 31, 2003. Total assets increased 8.1% during the six months ended June 30, 2004. The annualized rate of return on stockholders’ equity for the six months ended June 30, 2004 was 12.0% compared to 9.9% for the comparable period in 2003. The Company’s capital at June 30, 2004 of $21,302,000 results from beginning capital of $20,843,000, plus net earnings of $1,280,000, less a net decrease in unrealized gains on available-for-sale securities of $861,000 plus proceeds of $40,000 related to the exercise of stock options.

     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At June 30, 2004 the Bank has a Tier 1 risk-based ratio of 9.2%, a total capital to risk-based ratio of 10.4% and a Tier 1 leverage ratio of 7.3%. These ratios fell within the category of “well capitalized” under the regulations.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     In view of the continued growth of the Company, the Company is considering various measures for raising additional capital to support anticipated future growth.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at June 30, 2004.

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

     During the six months ended June 30, 2004, two employees exercised 2,800 shares of their options and the remaining 1,200 shares of their options were forfeited upon termination of employment. Forfeited options may be reissued by the Company in accordance with the Company’s stock option plan. At June 30, 2004, the Company has granted the right to purchase 123,000 shares of stock to its officers and employees at an exercise price of $12.75, 500 shares to its officers and employees at an exercise price of $15.30, 1,500 shares to its officers and employees at an exercise price of $16.00, 2,500 shares of stock to its officers and employees at an exercise price of $19.90, 2,500 shares of stock to its officers and employees at an exercise price of $20.25, 500 shares of stock to its officers and employees at an exercise price of $21.00, 30,000 shares of stock to its officers and employees at an exercise price of $22.65, 500 shares of stock to its officers and employees at an exercise price of $21.25, 5,750 shares of stock to its officers and employees at an exercise price of $24.75, 3,500 shares of stock to its officers and employees at an exercise price of $25.75, 1,750 shares of stock to its officers and employees at an exercise price of $29.00 and 122,500 shares of stock to the Bank’s Directors at an exercise price of $10.00 per share. At June 30, 2004, 247,050 shares were exercisable.

     Subsequent to June 30, 2004, officers and employees have exercised 80,633 shares of their options with proceeds totaling approximately $1,048,000.

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

		In Thousands,
		Except Per Share Amounts
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2004	2003	2004	2003
Net earnings	As Reported	$677	487	$1,280	969
	Proforma	$676	486	$1,278	967
Basic earnings per common	As Reported	$.43	.31	$.81	.62
share	Proforma	$.43	.31	$.81	.62
Diluted earnings per common	As Reported	$.39	.29	$.75	.58
share	Proforma	$.39	.29	$.75	.58

     The Financial Accounting Standards Board (FASB) has proposed a pronouncement that requires all companies to recognize compensation expense related to the issuance of stock options. However, implementation of this pronouncement has been delayed through Congressional action. The future of FASB’s pronouncement remains unknown, and it may not be finally determined until Congress determines whether to intervene legislatively in the method of accounting for stock options. If the Company is required to expense stock options, it will have a negative impact on earnings, the effect of which has not yet been determined.

Bank Owned Life Insurance

     In 2002, the Board of Directors of Capital Bank voted to purchase bank owned life insurance (“BOLI”)policies to finance certain proposed employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research BOLI is a widely used tool intended to benefit the Bank and to enable the Bank to provide cost-effective benefits for employees. The Bank treats BOLI life insurance products as bank investments.

     In response to the opportunities that the Bank’s Board believed to be available by the use of BOLI policies, and in order to assure to the extent possible the continued service of Messrs. R. Rick Hart and John W. Gregory, Jr., the Bank bought two single-premium BOLI policies for an aggregate purchase price of $2,000,000 in August, 2003 to fund non-ERISA retirement (and other) benefits to these two executive officers and directors. In May, 2004, the Bank bought one single-premium BOLI policy for $315,000 to fund non-ERISA retirement (and other) benefits to Sally Kimble. These benefits will be provided in the form of supplemental executive retirement plan (SERP) agreements that the Bank signed with Messrs. Hart and Gregory in August of 2003 and with Ms. Kimble in May of 2004. The Bank now owns the BOLI policies (including both the cash value and all increases in the cash value).

     The BOLI policies are being carried on the Bank’s balance sheet as investments. Anticipated increases in cash value, as well as death benefits received in the unfortunate event of the death of either of these employees, will be treated as “other income” on the Bank’s income statement. The income booked from the increases in anticipated cash value of the policies can help offset other Bank expenses. There are certain inherent risks in such investments that were considered by the Board, but the Board perceived that the advantages outweighed the risks.

Results of Operations

     Net earnings were $1,280,000 for the six months ended June 30, 2004 as compared to $969,000 for the same period in 2003. Net earnings were $677,000 for the quarter ended June 30, 2004 as compared to $487,000 during the same quarter in 2003.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s interest income, excluding tax equivalent adjustments, increased by $777,000 or 10.6% during the six months ended June 30, 2004 as compared to the same period in 2003. Interest income for the quarter ended June 30, 2004 increased $395,000 or 10.7% over the quarter ended June 30, 2003 and increased $4,102,000 from the first quarter of 2004. The ratio of average earning assets to total average assets was 94.9% for the six months ended June 30, 2004 and 95.7% for the six months ended June 30, 2003.

     Interest expense increased by $104,000 for the six months ended June 30, 2004 or 3.9% to $2,767,000 compared to $2,663,000 for the same period in 2003. Interest expense for the quarter ended June 30, 2004 increased $39,000 or 2.9% as compared to the quarter ended June 30, 2003. Interest expense for the quarter ended June 30, 2004 increased $5,000 or 0.4% compared to the first quarter of 2004.

     The foregoing resulted in net interest income of $5,308,000 for the six months ended June 30, 2004, an increase of $673,000 or 14.5% compared to the same period in 2003. Net interest income for the quarter ended June 30, 2004 increased $356,000 or 15.1% over the second quarter of 2003 while there was an increase of $124,000 or 4.8% over the first quarter in 2004.

     Non-interest income decreased $144,000 or 11.2% to $1,140,000 during the six months ended June 30, 2004 compared to $1,284,000 for the same period in 2003. Non-interest income increased $12,000 or 2.0% for the quarter ended June 30, 2004 as compared to the comparable quarter in 2003. The decrease in 2004 has been due primarily to a decrease in gain on sales of mortgage loans during the first six months of 2004 compared to 2003.

     Non-interest expense increased $74,000 or 1.9% to $3,929,000 during the first six months of 2004 compared to $3,855,000 during the same period in 2003. There was an increase of $94,000 or 4.9% for the three months ended June 30, 2004 as compared to the same period in 2003 and a $127,000 increase or 6.7% from $1,901,000 for the quarter ended March 31, 2004. The increase in 2004 was due primarily to increases in other operating expenses. These increases relate principally to costs associated with supplies and various general operating costs.

     Income taxes were $669,000 for the first six months of 2004 as compared to $552,000 for the first six months of 2003. Taxes were $356,000 for the quarter ended June 30, 2004 as compared to $272,000 for the same period in 2003.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except share amounts)	2004	2003	2004	2003
Basic EPS Computation:
Numerator — income available to common shareholders	$677	487	$1,280	969

Denominator — weighted average number of common shares outstanding	1,575,710	1,565,971	1,574,975	1,565,921

Basic earnings per common share	$.43	.31	$.81	.62

Diluted EPS Computation:
Numerator – income available to common shareholders	$677	487	$1,280	969

Denominator:
Weighted average number of common shares outstanding	1,575,710	1,565,971	1,574,975	1,565,921
Dilutive effect of stock options	135,974	99,916	127,516	96,895

	1,711,684	1,665,887	1,702,491	1,662,816

Diluted earnings per common share	$.39	.29	$.75	.58

     The Company’s total assets increased 8.1% to $304,902,000 at June 30, 2004 from $281,969,000 at December 31, 2003. Loans, net of allowance for possible loan losses, totaled $223,474,000 at June 30, 2004, a 4.3% increase compared to $214,334,000 at December 31, 2003. Investment securities increased $13,036,000 or 27.7% from December 31, 2003 to $60,180,000 at June 30, 2004.

     Total liabilities increased by 8.6% to $283,600,000 for the six months ended June 30, 2004 compared to $261,126,000 at December 31, 2003. This increase was composed primarily of a $29,382,000 increase in total deposits during the six months ended June 30, 2004 and a $6,990,000 decrease in Federal funds purchased.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following schedule details the loans of the Company at June 30, 2004 and December 31, 2003:

	(In Thousands)
	June 30,	December 31,
	2004	2003
Commercial, financial & agricultural	$109,940	114,578
Real estate – construction	29,755	20,741
Real estate – mortgage	81,479	75,521
Consumer	5,833	6,773

	227,007	217,613
Deferred loan fees	403	378

	$226,604	217,235

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

     The Company’s first mortgage single family residential, consumer, and credit card loans or other revolving credit plans which total approximately $71,031,000, $5,547,000 and $286,000, respectively, at June 30, 2004, are dividend into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2004, the Company had nonaccrual loans totaling $977,000 as compared to $2,229,000 at December 31, 2003.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2004, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004		December 31, 2003
		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$882	221	$2,165	367
Impaired loans with no allowance for loan loss	—	—	—	—

	$882	221	$2,165	367

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The average recorded investment in impaired loans for the six months ended June 30, 2004 and 2003 was $859,000 and $805,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $33,000 and $29,000 for 2004 and 2003, respectively.

     The following schedule details selected information as to non-performing loans of the Company at June 30, 2004:

	June 30, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate — mortgage	$743	803	$686	1,610
Real estate — construction	—	—	—	—
Consumer loans	45	30	58	22
Commercial	104	144	180	597

	$892	977	$924	2,229

Renegotiated loans	$—	—	$—	—

     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$2,901	2,535
Add (deduct):
Losses charged to allowance	(352)	(343)
Recoveries credited to allowance	11	41
Provision for loan losses	570	543

Balance, June 30, 2004 and 2003, respectively	$3,130	2,776

     The provision for loan losses was $570,000 and $543,000 for the first six months of 2004 and 2003, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.

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

     The following tables present internally graded loans as of June 30, 2004 and December 31, 2003:

	June 30, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,038	198	1,840	—
Real estate mortgage	1,770	436	1,334	—
Real estate construction	—	—	—	—
Consumer	337	20	317	—

	$4,145	654	3,491	—

	December 31, 2003
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,556	31	1,525	—
Real estate mortgage	2,125	455	1,670	—
Real estate construction	—	—	—	—
Consumer	254	4	250	—

	$3,935	490	3,445	—

     The collateral values at June 30, 2004, based on estimates received by management, securing these loans total approximately $3,330,000 ($2,199,000 related to real property and $1,131,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

     Residential real estate loans that are graded substandard totaling $1,334,000 and $1,670,000 at June 30, 2004 and December 31, 2003 consist of twenty-one individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,594	48.3%	$2,186	52.7%
Real estate construction	36	13.1	51	9.5
Real estate mortgage	313	36.0	498	34.7
Consumer	187	2.6	166	3.1

	$3,130	100.0%	$2,901	100.0%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Securities totaled $60,180,000 and $47,144,000 at June 30, 2004 and December 31, 2003, respectively, and was a primary component of the Company’s earning assets. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s classification of securities is as follows:

	Available-for-Sale
	June 30, 2004		December 31, 2003
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$25,231	24,888	$22,636	22,771
Mortgage-backed securities	28,593	28,138	18,997	19,197
Obligations of states and political subdivisions	7,384	7,154	5,146	5,176

	$61,208	60,180	$46,779	47,144

     No securities have been classified as trading or held-to-maturity securities.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 3: Quantitative and Qualitative Disclosures About Market Risk, Continued

     Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management’s subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.

     There are no known material changes in reported market risks during the six months ended June 30, 2004 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Shares of the Company’s common stock were issued to employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share
5/17/04	2,100	$12.75

The aggregate proceeds of the shares sold were $26,775.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(d)	The only restrictions on working capital and/or dividends are those reported in Part I.

(e)	The Issuer did not repurchase any of its shares during the second quarter of 2004.

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION, CONTINUED

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION, CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held April 8, 2004.

(b)	Election of the following members of the board of directors:

Albert J. Dale, III
H. Newton Lovvorn, Jr.

(c)	(1) Each director was elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Abstain	Non-Votes
Albert J. Dale, III	1,157,006	1,157,006	0	0	0
H. Newton Lovvorn, Jr.	1,157,006	1,141,145	0	15,861	0

(2)	The vote of security holders with respect to the ratification of the Audit Committee’s selection of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

Number
of Shares				Broker
Voting	For	Against	Abstain	Non-Votes
1,157,006	1,150,706	300	6,000	0

(d)	Not Applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	(1) Exhibit 10.4 consists of Supplemental Executive Retirement Plan Agreement.

(2) Exhibits 31.1 and 31.2 consist of Rule 13a-14 and 15d-14 certifications.

(3)	Exhibit 32 consists of Section 1350 certifications.

(b)	The Company filed a Current Report on Form 8-K on April 7, 2004 reporting the Company’s press release to the public regarding earnings. The Company filed a Current Report on Form 8-K on April 27, 2004 reporting the Company’s press release to the public announcing that its directors and officers could make open-market purchases or sales of the Company’s stock from April 30, 2004 through May 31, 2004. The Company also filed a Current Report on Form 8-K on May 24, 2004 reporting the Company’s press release to the public announcing the Company’s two-for-one stock split for shareholders of record as of July 30, 2004.

CAPITAL BANCORP, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC

(Registrant)

DATE: August 9, 2004	/s/ R. Rick Hart

R. Rick Hart, President and
Chief Executive Officer

DATE: August 9, 2004	/s/ Sally P. Kimble

Sally P. Kimble, Executive Vice President and
Chief Financial Officer