Form 10-Q
period 2004-09-30
CAPITAL BANCORP INC
filed 2004-11-12
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Common stock outstanding: 3,431,808 shares at November 12, 2004.

CAPITAL BANCORP, INC.

Part I: Financial Information
Item 1. Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets — September 30, 2004 and December 31, 2003.
Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2004 and 2003.
Consolidated Statements of Cash Flows — For the nine months ended September 30, 2004 and 2003.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk*
* Certain of the disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II: Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32 SECTION 906 CEO AND CFO CERTIFICATION

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Unaudited)

	(In Thousands)
	September 30,	December 31,
	2004	2003
ASSETS
Loans, net of allowance for possible loan losses of $3,301,000 and $2,901,000, respectively	$254,323	214,334
Securities available-for-sale, at market (amortized cost $61,530,000 and $46,779,000, respectively)	61,804	47,144
Loans held for sale	1,042	1,835
Interest-bearing deposits in financial institutions	1	251
Restricted equity securities	2,522	1,862

Total earning assets	319,692	265,426

Cash and due from banks	4,897	4,650
Premises and equipment, net of accumulated depreciation	4,686	4,873
Cash surrender value of life insurance	4,579	4,091
Accrued interest receivable	1,400	1,260
Deferred income taxes	880	846
Other real estate	441	—
Other assets	1,294	823

Total assets	$337,869	281,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$272,840	224,230
Securities sold under repurchase agreements	2,569	1,790
Accrued interest and other liabilities	1,581	1,399
Advances from Federal Home Loan Bank	28,107	24,507
Federal funds purchased	8,430	9,200

Total liabilities	313,527	261,126

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, no par value; authorized 20,000,000 shares, 3,364,808 and 3,147,942 shares issued and outstanding, respectively	13,598	12,260
Retained earnings	10,575	8,357
Net unrealized gains on available-for-sale securities, net of income tax expense of $105,000 and $139,000, respectively	169	226

Total stockholders’ equity	24,342	20,843

COMMITMENTS AND CONTINGENCIES
Total liabilities and stockholders’ equity	$337,869	281,969

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$3,891	3,321	$10,860	9,668
Interest and dividends on securities:
Taxable securities	517	277	1,384	1,017
Exempt from Federal income taxes	75	37	199	105
Interest on loans held for sale	22	80	84	174
Interest on Federal funds sold	2	11	14	17
Interest on interest-bearing deposits in financial institutions	1	4	7	13
Interest and dividends on restricted equity securities	21	17	56	51

Total interest income	4,529	3,747	12,604	11,045

Interest expense:
Interest on savings accounts	2	2	5	7
Interest on negotiable order of withdrawal accounts	7	6	18	21
Interest on money market accounts	324	167	890	571
Interest on certificates of deposit over $100,000	422	482	1,295	1,454
Interest on certificates of deposit — other	438	351	1,212	1,033
Interest on securities sold under repurchase agreements	5	4	13	20
Interest on Federal funds purchased	27	8	38	28
Interest on advances from Federal Home Loan Bank	257	269	778	818

Total interest expense	1,482	1,289	4,249	3,952

Net interest income before provision for possible loan losses	3,047	2,458	8,355	7,093
Provision for possible loan losses	338	274	908	817

Net interest income after provision for possible loan losses	2,709	2,184	7,447	6,276

Non-interest income:
Service charges on deposit accounts	329	287	912	792
Other fees and commissions	83	90	255	245
Gain on sale of loans	158	477	542	1,100
Gain on sale of securities	—	5	—	6
Gain on sale of other real estate	—	—	1	—

Total non-interest income	570	859	1,710	2,143

Non-interest expenses:
Employee salaries and benefits	1,200	1,104	3,318	3,284
Occupancy expenses	219	188	641	573
Furniture and equipment expenses	87	117	248	334
Data processing expense	64	61	184	173
Professional and accounting fees	171	121	376	292
Legal fees and expenses	64	34	189	134
Other operating expenses	405	379	1,176	1,053
Loss on sale of other real estate	—	—	—	16
Loss on sale of other assets	4	—	11	—

Total non-interest expense	2,214	2,004	6,143	5,859

Earnings before income taxes	1,065	1,039	3,014	2,560
Income taxes	127	371	796	923

Net earnings	$938	668	$2,218	1,637

Basic earnings per common share	$.28	.21	$.69	.52

Diluted earnings per common share	$.27	.20	$.66	.49

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Net earnings	$938	668	$2,218	1,637

Other comprehensive earnings (losses) net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $499,000, $205,000, $34,000 and $185,000, respectively	804	(331)	(57)	(298)
Less: reclassification adjustment for gains included in net earnings, net of taxes	—	(3)	—	(4)

Other comprehensive earnings (losses)	804	(334)	(57)	(302)

Comprehensive earnings	$1,742	334	$2,161	1,335

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2004	2003
Cash flows from operating activities:
Interest received	$12,579	11,436
Fees received	1,167	1,037
Interest paid	(4,140)	(3,973)
Cash paid to suppliers and employees	(5,904)	(5,773)
Proceeds from loan sales	31,824	64,727
Originations of loans held for sale	(30,489)	(59,655)
Income taxes paid	(1,315)	(1,063)

Net cash provided by operating activities	3,722	6,736

Cash flows from investing activities:
Proceeds from maturities, calls and principal payments of available-for-sale securities	16,322	27,749
Purchase of available-for-sale securities	(31,239)	(39,965)
Proceeds from sales of available-for-sale securities	—	11,055
Loans made to customers, net of repayments	(41,520)	(20,193)
Purchase of premises and equipment	(124)	(263)
Decrease in interest-bearing deposits in financial institutions	250	—
Expenditures on other real estate	—	(4)
Proceeds from sale of other real estate	183	493
Purchase of life insurance	(315)	(2,000)
Proceeds from sale of other assets	20	—
Purchase of restricted equity securities	(609)	—

Net cash used in investing activities	(57,032)	(23,128)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	27,163	8,875
Net increase in time deposits	21,447	14,452
Net increase (decrease) in securities sold under repurchase agreements	779	(1,420)
Net increase (decrease) in advances from Federal Home Loan Bank	3,600	(1,195)
Net decrease in Federal funds purchased	(770)	(620)
Proceeds from exercise of stock options	1,338	16

Net cash provided by financing activities	53,557	20,108

Net increase (decrease) in cash and cash equivalents	247	3,716
Cash and cash equivalents at beginning of period	4,650	5,160

Cash and cash equivalents at end of period	$4,897	8,876

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2004	2003
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,218	1,637
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	477	764
Provision for possible loan losses	908	817
FHLB dividend reinvestment	(51)	(48)
Gain on sale of securities	—	(6)
Loss (gain) on sale of other real estate	(1)	16
Decrease in loans held for sale	793	3,972
Increase in refundable income taxes	(439)	(65)
Decrease (increase) in other assets, net	(63)	6
Decrease (increase) in accrued interest receivable	(140)	10
Decrease in accrued income taxes	(80)	(75)
Increase in other liabilities	153	187
Loss on sale of other assets	11	—
Increase in cash surrender value of life insurance, net	(173)	(458)
Increase (decrease) in interest payable	109	(21)

Total adjustments	1,504	5,099

Net cash provided by operating activities	$3,722	6,736

Supplemental Schedule of Non-Cash Activities:
Unrealized loss on available-for-sale securities, net of income taxes of $34,000 and $187,000, respectively	$(57)	(302)

Non-cash transfers from loans to other real estate	$623	—

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of operations for the three months and nine months ended September 30, 2004 and 2003, comprehensive earnings for the three months and nine months ended September 30, 2004 and 2003 and changes in cash flows for the nine months ended September 30, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2003 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Stock Split and Elimination of Par Value

In May, 2004, the Company’s Board of Directors declared a two-for-one stock split effective July 30, 2004. As a result, shareholders of record at the close of business on July 30, 2004 received one additional share of common stock for each share of common stock held by them on that date payable August 16, 2004. Per share data included in these consolidated financial statements has been restated to give effect to the stock split. In addition, the Board authorized a charter amendment to eliminate “par value” effective July 2, 2004.

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

     Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interest-sensitive assets, such as loans tied to the prime rate of interest and federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market certificates, generally require higher costs than fixed rate instruments such as savings accounts.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.7 million (7.6% of the portfolio) mature or reprice within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2004 loans of approximately $144.5 million (56.1% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $50.8 million (37.3% of the time deposit portfolio) will become due during the next twelve months. The Company’s deposit base increased approximately $48.6 million during the nine months ended September 30, 2004. The increase in deposits consists of a $27.2 million increase in transactional accounts and a $21.4 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $28.1 million at September 30, 2004 from $24.5 million at December 31, 2003. Federal funds purchased decreased to $8.4 million at September 30, 2004 from $9.2 million at December 31, 2003.

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

     It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branches in Sumner County and Eastern Davidson County and expects these locations to continue to have a favorable impact on the deposit base. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

Off Balance Sheet Arrangements

     At September 30, 2004, the Company had unfunded loan commitments outstanding of $47.5 million and outstanding standby letters of credit of $2.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

     Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in a materially adverse way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 7.2% at September 30, 2004 and 7.4% at December 31, 2003. Total assets increased 19.8% during the nine months ended September 30, 2004. The annualized rate of return on stockholders’ equity for the nine months ended September 30, 2004 was 12.1% compared to 10.9% for the comparable period in 2003. The Company’s capital at September 30, 2004 of $24,342,000 results from beginning capital of $20,843,000 plus net earnings of $2,218,000, less a decrease in unrealized gains on available-for-sale securities of $57,000, plus proceeds of $1,338,000 related to the exercises of stock options.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At September 30, 2004 the Bank has a Tier 1 risk-based ratio of 9.0%, a total capital to risk-based ratio of 10.3% and a Tier 1 leverage ratio of 7.4%. These ratios fell within the category of “well capitalized” under the regulations.

     In view of the continued growth of the Company, the Company is considering various measures for raising additional capital to support anticipated future growth.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2004.

Stock Option Plan

     In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 1,000,000 shares of the Company’s stock. The Company agreed with the Bank that it would exchange its options to the holders of stock options under the Bank’s stock option plan on an option-for-option basis. Thus options that were outstanding under the Bank’s stock option plan have been exchanged for options under the Company’s stock option plan. It is intended that the holders of the Bank’s options will be able to exercise their options on exactly the terms and conditions that they could have exercised Bank stock options. Thus substantially identical vesting, exercise price, and all other material terms of exercise have been grafted on the stock options exchanged by Bank stock option holders. (Thus, for example, Bank stock options that were fully vested at the time that the Company acquired the Bank become fully vested at the time of their exchange for Company stock options.)

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Stock Option Plan, Continued

     During the nine months ended September 30, 2004, three employees exercised 7,200 shares of their options and the remaining 2,400 shares of their options were forfeited upon termination of employment. Forfeited options may be reissued by the Company in accordance with the Company’s stock option plan. In addition, several executive officers and directors exercised 209,666 shares of their options. At September 30, 2004, the Company has granted the right to purchase 87,734 shares of stock to its officers and employees at an exercise price of $6.38, 1,000 shares to its officers and employees at an exercise price of $7.65, 3,000 shares to its officers and employees at an exercise price of $8.00, 5,000 shares of stock to its officers and employees at an exercise price of $9.95, 5,000 shares of stock to its officers and employees at an exercise price of $10.13, 1,000 shares of stock to its officers and employees at an exercise price of $10.50, 60,000 shares of stock to its officers and employees at an exercise price of $11.33, 1,000 shares of stock to its officers and employees at an exercise price of $10.63, 11,500 shares of stock to its officers and employees at an exercise price of $12.38, 4,000 shares of stock to its officers and employees at an exercise price of $12.88, 3,500 shares of stock to its officers and employees at an exercise price of $14.50, 8,000 shares of stock to its officers and employees at an exercise price of $14.75, 3,000 shares of stock to its officers and employees at an exercise price of $15.03, 2,000 shares of stock to its officers and employees at an exercise price of $15.25, 3,250 shares of stock to its officers and employees at an exercise price of $19.50 and 195,000 shares of stock to the Bank’s Directors at an exercise price of $5.00 per share. At September 30, 2004, 282,834 options for shares were exercisable.

     Subsequent to September 30, 2004, directors, officers and employees have exercised 67,000 shares of their options with proceeds totaling approximately $336,000.

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

		In Thousands,
		Except Per Share Amounts
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
Net earnings	As Reported	$938	$668	$2,218	$1,637
	Proforma	$937	$667	$2,216	$1,634
Basic earnings per common	As Reported	$.28	$.21	$.69	$.52
share	Proforma	$.28	$.21	$.69	$.52
Diluted earnings per common	As Reported	$.27	$.20	$.66	$.49
share	Proforma	$.27	$.20	$.66	$.49

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

Results of Operations

     Net earnings were $2,218,000 for the nine months ended September 30, 2004 as compared to $1,637,000 for the same period in 2003. Net earnings were $938,000 for the quarter ended September 30, 2004 as compared to $668,000 during the same quarter in 2003.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest.

     The Company’s interest income, excluding tax equivalent adjustments, increased by $1,559,000 or 14.1% during the nine months ended September 30, 2004 as compared to the same period in 2003. Interest income for the quarter ended September 30, 2004 increased $782,000 or 20.9% over the quarter ended September 30, 2003 and increased $427,000 from the second quarter of 2004. The ratio of average earning assets to total average assets was 95.2% for the nine months ended September 30, 2004 and 94.3% for the nine months ended September 30, 2003.

     Interest expense increased by $297,000 for the nine months ended September 30, 2004 or 7.5% to $4,249,000 compared to $3,952,000 for the same period in 2003. Interest expense for the quarter ended September 30, 2004 increased $193,000 or 15.0% as compared to the quarter ended September 30, 2003. Interest expense for the quarter ended September 30, 2004 increased $96,000 or 6.9% compared to the quarter ended June 30, 2004.

     The foregoing resulted in net interest income of $8,355,000 for the nine months ended September 30, 2004, an increase of $1,262,000 or 17.8% compared to the same period in 2003. Net interest income for the quarter ended September 30, 2004 increased $589,000 or 24.0% over the third quarter of 2003 while there was an increase of $331,000 or 12.2% over the quarter ended June 30, 2004.

     Non-interest income decreased $433,000 or 20.2% to $1,710,000 during the nine months ended September 30, 2004 compared to $2,143,000 for the same period in 2003. Non-interest income decreased $289,000 or 33.6% for the quarter ended September 30, 2004 as compared to the comparable quarter in 2003. The overall decrease in 2004 has been due to a decrease in gain on sales of mortgage loans of $558,000 and an increase in service charges on deposit accounts of $120,000 and other fees and commissions of $10,000 during the first nine months of 2004 compared to 2003. The decrease in gain on sales of mortgage loans is a result of a decrease in refinancing of mortgages due to higher rates. The increase in service charges on deposit accounts and other fees and commissions is a result of continued growth of the Company.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Non-interest expense increased $284,000 or 4.8% to $6,143,000 during the first nine months of 2004 compared to $5,859,000 during the same period in 2003. There was an increase of $210,000 or 10.5% for the three months ended September 30, 2004 as compared to the same period in 2003 and a $186,000 increase or 9.2% from $2,028,000 from the quarter ended June 30, 2004. The increase in 2004 was due primarily to increases in professional, accounting and legal fees. These increases relate principally to additional costs associated with regulatory issues including the Sarbanes-Oxley Act of 2002.

     Income taxes were $796,000 for the first nine months of 2004 as compared to $923,000 for the first nine months of 2003. Taxes were $127,000 for the quarter ended September 30, 2004 as compared to $371,000 for the same period in 2003. Income tax expense as a percentage of earnings before income taxes decreased to 26.4% from 36.1% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decline in the effective tax rate results primarily from the tax benefits of tax deductions received by the Company related to the exercise of nonqualified stock options by certain members of the Board of Directors.

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with basic earnings per share plus the effect of common shares contingently issuable from stock options.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except share amounts)	2004	2003	2004	2003
Basic EPS Computation:
Numerator — income available to common shareholders	$938	668	$2,218	1,637

Denominator — weighted average number of common shares outstanding	3,295,925	3,131,964	3,198,964	3,131,882

Basic earnings per common share	$.28	.21	$.69	.52

Diluted EPS Computation:
Numerator — income available to common shareholders	$938	668	$2,218	1,637

Denominator:
Weighted average number of common shares outstanding	3,295,925	3,131,964	3,198,964	3,131,882
Dilutive effect of stock options	185,986	206,930	171,702	180,000

	3,481,911	3,338,894	3,370,666	3,311,882

Diluted earnings per common share	$.27	.20	$.66	.49

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s total assets increased 19.8% to $337,869,000 at September 30, 2004 from $281,969,000 at December 31, 2003. Loans, net of allowance for possible loan losses, totaled $254,323,000 at September 30, 2004, an 18.7% increase compared to $214,334,000 at December 31, 2003. Investment securities increased $14,660,000 or 31.1% from December 31, 2003 to $61,804,000 at September 30, 2004.

     Total liabilities increased by 20.1% to $313,527,000 for the nine months ended September 30, 2004 compared to $261,126,000 at December 31, 2003. This increase was composed primarily of a $48,610,000 increase in total deposits during the nine months ended September 30, 2004, a $770,000 decrease in Federal funds purchased, and a $3,600,000 increase in advances from the Federal Home Loan Bank.

     The following schedule details the loans of the Company at September 30, 2004 and December 31, 2003.

	(In Thousands)
	September 30,	December 31,
	2004	2003
Commercial, financial & agricultural	$125,926	114,578
Real estate — construction	38,864	20,741
Real estate — mortgage	87,379	75,521
Consumer	5,894	6,773

	258,063	217,613
Deferred loan fees	439	378

	$257,624	217,235

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s first mortgage single family residential, consumer and other revolving credit plans which total approximately $76,826,000, $5,603,000 and $291,000, respectively at September 30, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2004, the Company had nonaccrual loans totaling $566,000 as compared to $2,229,000 at December 31, 2003.

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

     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2004, the Company had loans totaling $590,000 that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Impaired loans and related allowance for loan loss amounts at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004		December 31, 2003
		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$490	168	$2,165	367
Impaired loans with no allowance for loan loss	—	—	—	—

	$490	168	$2,165	367

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the nine months ended September 30, 2004 and 2003 was $475,000 and $861,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $30,000 and $47,000 for 2004 and 2003, respectively.

     The following schedule details selected information as to non-performing loans of the Company:

	September 30, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate — mortgage	$461	432	$686	1,610
Real estate — construction	—	—	—	—
Consumer	61	23	58	22
Commercial	54	111	180	597

	$576	566	$924	2,229

Renegotiated loans	$17	35	$—	—

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$2,901	2,535
Add (deduct):
Losses charged to allowance	(523)	(502)
Recoveries credited to allowance	15	61
Provision for loan losses	908	817

Balance, September 30, 2004 and 2003, respectively	$3,301	2,911

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The provision for loan losses was $908,000 and $817,000 for the first nine months of 2004 and 2003, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.

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

     The following tables present internally classified loans as of September 30, 2004 and December 31, 2003:

	September 30, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,208	139	921	148
Real estate construction	—	—	—	—
Real estate mortgage	1,642	426	1,163	53
Consumer	297	16	171	110

	$3,147	581	2,255	311

	December 31, 2003
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,556	31	1,525	—
Real estate construction	—	—	—	—
Real estate mortgage	2,125	455	1,670	—
Consumer	254	4	250	—

	$3,935	490	3,445	—

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The collateral values at September 30, 2004, based on estimates received by management, securing these loans total approximately $2,994,000 ($2,026,000 related to real property and $968,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely impact future operating results, liquidity or capital resources.

     Residential real estate loans that are graded substandard totaling $1,163,000 and $1,670,000 at September 30, 2004 and December 31, 2003 consist of eighteen and twenty-one individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,566	48.8%	$2,186	52.7%
Real estate construction	77	15.1	51	9.5
Real estate mortgage	484	33.9	498	34.7
Consumer	174	2.2	166	3.1

	$3,301	100.0%	$2,901	100.0%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Securities totaled $61,804,000 and $47,144,000 at September 30, 2004 and December 31, 2003, respectively, and was a primary component of the Company’s earning assets. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

     The Company’s classification of securities is as follows:

	Available-for-Sale
	September 30, 2004		December 31, 2003
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$24,459	24,448	$22,636	22,771
Mortgage-backed securities	28,345	28,601	18,997	19,197
Obligations of states and political subdivisions	8,726	8,755	5,146	5,176

	$61,530	61,804	$46,779	47,144

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

     There are no known material changes in reported market risks during the nine months ended September 30, 2004 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	The Company’s Board of Directors declared a two-for-one stock split effective July 30, 2004. As a result, shareholders of record at the close of business on July 30, 2004 received on additional share of common stock for each share of common stock held by them on that date. Per share data included in these consolidated financial statements has been restated to give effect to the stock split.

Shares of the Company’s common stock were issued to employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share
07/21/04	64,332	$6.375
07/21/04	1,500	$12.875
07/23/04	64,334	$6.375
07/23/04	1,500	$12.875
07/23/04	1,600	$6.375
07/30/04	28,000	$6.375
08/17/04	25,000	$5.00

The aggregate proceeds of the shares sold were $1,172,571.

The number of shares sold and price per share have been retroactively adjusted to reflect the two-for-one stock split.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute of public offering of securities within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION, CONTINUED

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED

(b)	Not applicable.

(c)	The Issuer did not repurchase any of its shares during the third quarter of 2004.

The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.

(b)	Exhibit 32 consists of Section 1350 certifications.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC.

(Registrant)

DATE: November 12, 2004	/s/	R. Rick Hart

R. Rick Hart, President and
Chief Executive Officer

DATE: November 12, 2004	/s/	Sally P. Kimble

Sally P. Kimble, Sr. Vice President and
Chief Financial Officer