Form 10-K
period 2004-12-31
CAPITAL BANCORP INC
filed 2005-03-30
CIK 1136303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission File Number: 000-51114

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

No par value common stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of Capital Bancorp, Inc.’s most recently completed second fiscal quarter) was $45,086,155.* The aggregate market value of the voting and non-voting common equity held by non-affiliates is computed by reference to the price at which the common equity was last sold ($14.50 per share), or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30,2004). The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each of such Director and executive officer individually disclaims. This computation is based on an estimated 3,109,390 shares held by non-affiliates at December 31, 2004. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2005, Capital Bancorp, Inc., had 3,461,608 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

Specified portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

*In calculating the market value of the common equity held by non-affiliates of Capital Bancorp, Inc., as disclosed on the cover page of this Annual Report on Form 10-K, Capital Bancorp, Inc., has treated as common equity held by affiliates only voting stock owned as of June 30, 2004 by its directors and principal executive officers; we have not treated for purposes of this response stock held by any of our subsidiaries as pledgee or in a fiduciary capacity as stock held by our affiliates. Capital Bancorp, Inc., had no nonvoting common equity outstanding at June 30, 2004. Our response to this item is not intended to be an admission that any person is an affiliate of Capital Bancorp, Inc., for any purpose other than this response.

CAPITAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Part IV	48

Item 15. Exhibits and Financial Statement Schedules	48

Signatures	50

Exhibit Index	51

Appendix F - 2004 Annual Financial Disclosures	61
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-31.I SECTION 302 CERTIFICATION OF THE CEO
EX-31.II SECTION 302 CERTIFICATION OF THE CFO
EX-32.A SECTION 906 CERTIFICATION OF THE CEO
EX-32.B SECTION 906 CERTIFICATION OF THE CFO

PART I

Forward-Looking Statements

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Section 27Aof the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which your Company, Capital Bancorp, Inc., operates, including projections of future performance, perceived opportunities in the market and any statements regarding the Company’s goals, business plans, and/or areas of concern. The Company’s actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business — Factors That May Affect Future Results of Operation” and “Cautionary Statement Regarding Forward-Looking Statements.”

ITEM 1. BUSINESS

Description of Business

The Company

Capital Bancorp, Inc. (the “Company”) is a one bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was chartered in the State of Tennessee in March of 2001 for the purpose of becoming the parent bank holding company of Capital Bank & Trust Company (“Bank”). The Bank’s Shareholders approved a share exchange between the Company and the Bank on April 24, 2001. The share exchange became effective on July 1, 2001. The primary business of the Company is owning and managing its investment in the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to and substantially dependent on those of the Bank in 2004. The Company has elected not to seek financial holding company status, although it believes that it is eligible to do so.

Business Development in 2004.

During 2004 the Bank continued to focus on developing its financial services business in Davidson County, Tennessee and in other areas (generally, in those counties contiguous to Davidson County, particularly Sumner and Williamson Counties in Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the real estate development business, business executives, professionals and other individuals. The Bank operates throughout Davidson County, Tennessee, with three offices located in Nashville. The Bank opened new, full service branch offices in Hermitage, Tennessee (2001) and in Hendersonville and Goodlettsville, Tennessee (2000). The Bank also commenced operation of a loan production office in Williamson County, Tennessee, in January of 2005.

At December 31, 2004, the Company had total earning assets of approximately $354,806,000, and total Shareholders’ equity of $25,788,000. The Company reported consolidated net earnings of $3,373,000 for fiscal 2004. At December 31, 2004, the Bank’s total loans (net of allowance for possible loan and lease losses of $3,503,000) were $289,338,000 and its total deposits were $280,027,000. Of these loans, as of December 31, 2004, approximately $110,425,000 were pledged to secure advances from the Federal Home Loan Bank Board and $25,817,000 in investment securities were pledged to secure time deposits from governmental units or agencies that require security for their deposits. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“Management’s Discussion and Analysis”), and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item. The foregoing financial information is consolidated with the financial information for Capital Bank & Trust Company.

The Company’s principal executive offices are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.

The Bank

Capital Bank & Trust Company is a commercial bank with deposits insured by the Bank Insurance Fund that is administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is chartered under the Tennessee Banking Act. It is subject to examination, supervision and regulation by the FDIC and by the Tennessee Department of Financial Institutions. The Bank initially opened for business in May of 1994.

The Bank concentrates on developing its financial service business in Davidson, Sumner, and Williamson Counties in Tennessee and in other trade areas (generally, in the other counties contiguous to Davidson County). It currently operates six full-service banking offices located in Davidson County and Sumner County in Tennessee. Its main office is located in Nashville, Tennessee and it has additional full-service branches in Nashville, Goodlettsville, Hendersonville, and Hermitage, Tennessee. In January 2005, the Bank commenced loan production office operations in Brentwood in Williamson County, Tennessee. The Bank’s deposits are insured by the FDIC as provided by law. It has not elected to seek membership in the Federal Reserve System.

The principal executive offices of the Bank are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.

Business of the Bank.

The Bank focuses its business in Middle Tennessee. The Middle Tennessee area is generally comprised of the Nashville, Tennessee Metropolitan Statistical Area. The Bank’s primary source of income in 2004 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 88.9% of its gross earnings from interest income and approximately 11.1% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Middle Tennessee, primarily in the Davidson, Sumner and Williamson County trade areas, through its commercial banking operations.

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

The Bank offers the following support services to make financial management more efficient and convenient for its customers:

•	personalized service

•	telephone banking

•	night deposit services

•	on-line banking

•	direct deposit

•	automatic bill payment service

•	safe deposit boxes

•	drive-up banking

•	U.S. Savings Bonds

•	travelers’ checks

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

The Bank’s primary service area is located in Davidson County and the surrounding portions of the Nashville Metropolitan Statistical Area. Within the defined service area of the Bank’s main office, the banking business is highly competitive. The Bank competes primarily with banks and with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, retailers, and other types of businesses that offer credit, loans, check cashing, and comparable services. The Bank is a relatively small commercial bank in its market area. Deposit deregulation has intensified the competition for deposits among banks and other types of companies in recent years. Deposit gathering and the effective and profitable use of those deposits are two of the most daunting challenges faced by the Bank in particular and the financial services sector in general. In addition, the Bank is presently confronted with a rising interest rate environment. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional information and analysis.

The Bank is subject to extensive supervision and regulation by federal banking agencies. Its operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to lending. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Annual Report on Form 10-K.

The Company and Capital Bank & Trust Company are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios.

	Capital Level Meeting
	Regulatory Definition of	Company		Bank
	“Well Capitalized”	2004	2003	2004	2003
	(%)	(%)	(%)	(%)	(%)
Tier I Ratio	5.00	8.71	9.23	8.22	9.17

Total Risk-Based Ratio	10.00	9.90	10.48	9.41	10.42

Leverage Ratio	6.00	7.34	7.66	6.91	7.61

Based solely on its analysis of federal banking regulatory categories, the Company and its subsidiary Capital Bank & Trust Company appear to fall within or close to the “well capitalized” categories, including the regulatory framework for prompt corrective action. The Company and the Bank recognize that their continued rapid growth, if it continues as planned, will almost certainly require additional capital in excess of retained earnings. The Company and the Bank have not yet finalized their strategies for optimally meeting their respective capital needs but they believe that such avenues as new stock issues, a rights offering to existing shareholders, and the issuance of trust preferred securities are viable avenues for capital acquisition.

There also has been a number of recent legislative and regulatory proposals designed to overhaul or otherwise “strengthen” the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “U.S.A. Patriot Act,” and the recent capital initiatives commonly referred to as “Basel II” have been important developments. See “Capital Adequacy Developments,” “Financial Services Modernization Act,” “U.S.A. Patriot Act,” and “Recent Developments and Future Legislation” in the following pages.

Please refer also to the Consolidated Financial Statements for additional, important information concerning the Bank.

Financial Summary of the Company

A financial summary of the Company is set forth below (amounts are rounded). For years prior to 2001, the amounts stated are Bank only. Please refer to the Consolidated Financial Statements for a more detailed presentation. (The amounts reflect the Company’s 2-for-1 stock split effected July 30, 2004.)

YEAR ENDED DECEMBER 31
(Dollars in Thousands Except Per Share)

	2004	2003	2002	2001	2000
Total Assets	$374,109	$281,969	$239,405	$181,412	$166,942

Total Earning Assets	354,806	265,426	224,549	168,514	153,369

Net Loans	289,338	214,334	173,385	138,952	114,703

Deposits	280,027	224,230	189,895	150,093	144,093

Stockholders’ Equity	25,788	20,843	18,632	16,521	15,282

Gross Revenues	19,934	17,607	15,699	14,562	14,150

Interest Income	17,724	15,029	13,721	13,254	13,338

Non-Interest Income	2,210	2,578	1,978	1,308	812

Net Earnings	3,373	2,397	1,627	989	1,087

Basic Earnings Per Share	$1.04	$0.77	$0.52	$0.32	$0.34

Diluted Earnings Per Share	1.00	0.72	0.50	0.31	0.33

(Continued on next page.)

YEAR ENDED DECEMBER 31
(Dollars in Thousands Except Per Share)

			Percentage Increase
			(Decrease)
	2004	2003	from 2003 to 2004
Total Assets	$374,109	$281,969	32.68%

Total Earning Assets	354,806	265,426	33.67%

Net Loans	289,338	214,334	34.99%

Deposits	280,027	224,230	24.88%

Stockholders’ Equity	25,788	20,843	23.72%

Gross Revenues	19,934	17,607	13.22%

Interest Income	17,724	15,029	17.93%

Non-Interest Income	2,210	2,578	(14.27%)

Net Earnings	3,373	2,397	40.72%

Basic Earnings Per Share*	$1.04	$0.77	35.06%

Diluted Earnings Per Share*	1.00	0.72	38.89%

Efficiency

Frequently, one measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating a dollar of revenue. That is, the ratio is designed to reflect the percentage of a dollar which must be expended to generate one dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income and non-interest income. For 2004, the efficiency ratio was 61.21%, compared to 61.30% for 2003 and 65.09% for 2002. Because the Company is operated on the principle of community bank levels of service, however, money center bank measures of “efficiency ratios” are not believed to be fairly applicable to the Company or to Capital Bank & Trust Company. In order to compete more effectively against larger commercial banks and thrifts, the Company has elected to provide the high levels of service that mandate or merit higher levels of personnel per dollar of assets than might be true of a larger institution. However, like any other well run business, the Company remains committed to aggressively managing its costs within the framework of its own business model. This is a forward-looking statement, and actual results could differ because of several factors, including those specified or described in the discussion of “Cautionary Statement Regarding Forward-Looking Statements.”

Subsidiaries

The Company has one direct subsidiary, which is Capital Bank & Trust Company. The Bank has one active subsidiary, Capital Housing Improvement Projects, Inc., which assists the Bank in providing affordable housing to lower income customers.

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

Expansion Strategy and Subsidiaries

The Company, primarily through utilization of Capital Bank & Trust Company, will continue to focus on expansion through internal organic growth. However, the Company becomes aware from time to time of opportunities for growth through acquisition. The Company’s philosophy in considering such a transaction is to evaluate the acquisition for its potential to bolster the Company’s presence in its chosen markets as well as for long-term profitability. Ultimately, the purpose of any such acquisition should be to enhance long-term shareholder value. Presently, there are no ongoing discussions that should be disclosed pursuant to federal or state securities laws.

Cautionary Statement Regarding Forward-Looking Statements

In this Annual Report on Form 10-K and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, and unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in Item 7, as well as other portions of this Annual Report on Form 10-K, is to provide readers of this Annual Report on Form 10-K with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results. Further, the Company disclaims any intention to publish any such revision.

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

In the following sections, we will briefly review matters related to Capital Bank & Trust Company, to federal and state regulation of the Company and Capital Bank & Trust Company, to dividends, to capital and prompt corrective actions, and to a few other matters related to the Company’s and Capital Bank & Trust Company’s operations. This list is far from definitive and has been discussed by the Company at greater length in prior Annual Reports on Form 10-K. All of these discussions are meant to be informative but not to be exhaustive or comprehensive, or to constitute legal advice about any aspect of the Company’s or Capital Bank & Trust Company’s businesses.

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

Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. Historically, however, the Company has elected not to pay a cash dividend. The Company has elected, instead, to reinvest its earnings to support the growth of the Company and Capital Bank & Trust Company. The Company expects to continue that dividend policy at least for fiscal year 2005 and, assuming continued growth consistent with historical experience, it is currently expected that the Company would continue its reinvestment strategy indefinitely (and thus not pay cash dividends for the foreseeable future). However, the Company could in the future elect to pay stock and/or cash dividends in 2005 or in later years if so determined by its board of directors. Currently, however, the funds available for dividends are expected to be retained by the Company to support the Company’s planned growth in deposits and loans. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.”

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

The Company is subject to various legal restrictions on the extent to which it and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from the Bank. For example, the Company and the Bank are subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with any affiliate, including any transactions between the Bank and the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution’s capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on “non-credit” transactions between the Bank on the one hand and the Company (and “nonbank” bank holding company) affiliates on the other hand. On October 31, 2002, the Federal

Reserve issued “Regulation W” that is intended to comprehensively implement sections 23A and 23B of the Federal Reserve Act and to protect insured depository institutions from incurring losses arising from transactions with affiliates.

Regulation W unifies and updates staff interpretations issued over many years, and it incorporates several new interpretative proposals. Among other things, Regulation W is supposed to clarify when transactions with an unrelated third party will be attributed to an affiliate. The regulation also addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Effective in late 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. Based on information published by the FDIC as of June 30, 2004, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in

Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.

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

The FDIC has adopted regulations under the Federal Deposit Insurance Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2004, the Company believes the brokered deposits regulation will have no material effect on the funding or liquidity of Capital Bank & Trust Company. Presently, the Bank utilizes some brokered deposits in the form of certificates of deposit obtained outside of the Bank’s geographic market in order to reduce the cost of deposits. At December 31, 2004, approximately 10.56 percent of our total deposits could be classified as brokered certificates of deposit.

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

At December 31, 2004, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

		Well-Capitalized	Minimum Required
	Capital Bancorp, Inc.	Institutions*	by Regulation
Tier 1 Capital	8.71%	6.00%	4.00%

Total Risk-Based Capital	9.90%	10.00%	8.00%

Leverage Ratio	7.34%	5.00%	4.00%

*	See “Prompt Corrective Action” below.

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

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the FDIC, as the case may be. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2004.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

The federal regulators continue to study and to propose changes to the capital requirements applicable to the Company and Capital Bank & Trust Company. There is ongoing study, discussion and regulatory debate about international capital standards known as the Basel Accords. See “ Capital Adequacy Developments,” below. The supervisory review aspect of the Basel framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy. The Company does not anticipate that these changes will adversely affect the Company or the Bank. The Company believes that is capital position is adequate and that it meets all federal capital standards applicable to it and to the Bank.

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

The Company believes that the Bank, as of December 31, 2004, had sufficient capital to qualify as “well capitalized” (or nearly so) under most applicable regulatory capital categories.

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

A bank’s compliance with its CRA obligations is based on a performance- based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As of its most recent CRA examination, dated in 2004, the Bank was rated at least “satisfactory.”

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

Capital Adequacy Developments

In June of 2004, the Basel Committee on Banking Supervision released its document entitled “International Convergence of Capital Measurement and Capital Standards: A Revised Framework.” This framework is customarily referred to as “Basel II.” It represents the work of the Basel Committee, in which American bank and thrift regulatory agencies have actively participated. The goal of Basel II is to improve the consistency of capital regulations internationally, to make regulatory capital more risk sensitive, and to promote enhanced risk-management practices among large, internationally active banking organizations.

Based on the issuance by the Basel Committee, the federal agencies have begun to develop proposed changes in their existing risk-based capital adequacy regulations. The regulators anticipate that a small number of large, internationally active U.S. banking institutions would actually be mandated to apply Basel II at this time. Those organizations would use only the most advanced approaches for determining their risk-based capital requirements. Other American financial institutions would have the option to use, or not use, the advanced approaches. Notwithstanding Basel I, American banking institutions continue to be subject to the leverage capital ratio requirement under existing regulations. The “Prompt Corrective Action” requirements remain in effect as well. See “Prompt Corrective Action.”

The federal regulators have announced that they have developed a comprehensive plan to incorporate the advanced risk and capital measurement methodologies of Basel II into their regulations and supervisory guidance applicable to U.S. Banks. This plan is expected to ensure that U.S. implementation efforts are consistent with the expectations of Basel II.

In November of 2004, the federal banking agencies began a survey concerning Basel II. The survey is intended to provide the agencies a better understanding of how the implementation of a more risk-sensitive approach for regulatory capital standards might affect minimum required capital at the industry, institution, and portfolio level. The survey is also intended to provide insight, based on detailed “loss event data,” into various implications of the proposed Basel II standards that should assist the regulators in evaluating operational risk.

The Agencies anticipate that a notice of proposed rulemaking on possible revisions to risk-based capital adequacy regulations relating to Basel II will be published in mid-2005. Implementation is expected in the second quarter of 2006. Possible changes to capital regulations for U.S. banking organizations not subject to the Basel II -based regulations is to be considered and addressed in this same general time.

Basel II is not expected to have any immediate impact on the Company or Capital Bank & Trust Company. However, any developments related to capital adequacy can eventually have an impact on the Company or the Bank.

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

U.S.A. Patriot Act

After the terrorist attacks of September 11, 2001, Congress enacted broad anti-terrorism legislation called the “United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001,” which is generally known as the “USA Patriot Act.” Title III of the USA Patriot Act requires financial institutions, including the Company and Capital Bank & Trust Company, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

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

The Company and the Bank believe that their systems and procedures accomplish compliance with these requirements. This law and the related regulations impose some continuing costs on the Company and the Bank. In 2005, the direct and indirect costs could be as great as $100 to $200,000.

Competition

Capital Bancorp, Inc., and its direct and indirect subsidiaries operate in a highly competitive environment. Capital Bancorp, Inc., is a relatively small financial services organization that competes for business with many far-larger organizations. The Company and its subsidiaries compete with other bank holding companies and banks, savings and loan associations and other thrift institutions, credit unions, brokerage and investment banking firms, money market and other mutual funds for deposits, and other sources of funds. In addition, they compete with a variety of other financial services firms, such as finance companies, mortgage loan companies, leasing companies, merchant banks, insurance companies and insurance companies. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks. Thus the Company and its affiliates, especially Capital Bank & Trust Company, compete with businesses that do not have either the direct or indirect costs imposed by federal and state regulation, and thus which may have a competitive advantage over the Company. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications, processes and costs as are the Company or the Bank.

The principal geographic area of the Company’s operations encompasses Nashville, Davidson County, Sumner County, and Williamson County, and other areas of Tennessee contiguous to Davidson County. These areas are located in the Nashville-Davidson-Murfreesboro Metropolitan Statistical Area (the “MSA”). In the MSA, there were 53 commercial banks and savings institutions operating 453 offices as of June 30, 2004 (based on data published by the FDIC). Of these 449 offices were operated by 49 commercial banks which alone held an aggregate of $22.93 billion in deposits as of June 30, 2004 (again, based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including financial institutions with national and regional scope, as well as with a variety of other local banks, financial institutions, and financial services companies.

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

Personnel

At year-end 2004, the Bank employed 87 full-time equivalent personnel, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

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

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to “Item 1. Business — Supervision and Regulation.”

Transactions with the Company’s Accountants

As a matter of policy, the Company avoids being involved in transactions with its firm of independent certified public accountants that would, in the Company’s view, jeopardize that firm’s independence. The Company values the work and the independent perspective offered by that firm but engages in no material consulting service agreements with that firm. For example, in 2004, the fees for non-audit services for the Company and the Bank were $14,386 as opposed to $97,942 for audit and audit-related fees. Additional information concerning the Company’s principal accountants is set forth in Item 14 of this Annual Report on Form 10-K, “Principal Accountant Fees and Services.”

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

Line of Business

The Company’s principal business is the ownership of the Banks’ stock. The Bank operates under the Tennessee Banking Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2004. Please refer to the Management’s Discussion and Analysis and to the Consolidated Financial Statements for additional information about the Company’s business activities.

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

The Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations have been issued by the SEC in connection with the new law on various occasions since 2002, and additional regulations may be issued in the future. This important law has far reaching impact on corporate affairs, particularly for companies that are listed on public securities exchanges such as the New York Stock Exchange and the NASDAQ. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission (“SEC”). The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.

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

The effect of certain recent changes in accounting standards are addressed in Management’s Discussion and Analysis (Item 7) under the caption “Impact of New Accounting Standards” and in Note 1 to the Consolidated Financial Statements.

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

Name	Age	Office and Business Experience
R. Rick Hart	56	Chairman, President, and CEO of the Company, 2001 - present; Director of the Company, 2001 - present; Chairman of the Bank, 2000 - present; President and CEO of the Bank, 1994 - present; Director of the Bank 1994 - present.

John W. Gregory, Jr.	54	Executive Vice President and Chief Operating Officer of the Company, 2001 - present; Corporate Secretary of the Company, 2003 - present; Executive Vice President and Senior Lender of the Bank, 1994 - present; Director of the Bank 1994 - present.

Sally P. Kimble	51	Executive Vice President and Chief Financial and Accounting Officer for the Company, 2002 - present; Senior Vice President and Chief Financial and Accounting Officer for the Company, 2001 - present, and for the Bank, 2000 - present; Treasurer of the Company and the Bank; 1988-1999, Senior Vice President and Chief Financial Officer of First Bank & Trust and First Financial Corporation, Mt. Juliet, Tennessee.

Officers are generally elected annually by, and serve at the pleasure of, the board of directors. However, the Company has employment contracts with Mr. Hart and Mr. Gregory.

Available Information

The Company utilizes Capital Bank & Trust Company’s Internet website at www.capitalbk.com . On this website, the Company expects to make available, free of charge, electronic versions of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, on or about the same day that the Company files these reports with the SEC. The Company’s Charter, Bylaws, Audit Committee Charter, Code of Ethics, and any future amendments thereto, and Rules of Conduct for Meetings of Capital Bancorp, Inc. Shareholders are also posted on this website. From the Bank’s home page at www.capitalbk.com, click on “Corporate Information” to access these reports and other documents. These reports, and the Audit Committee Charter and Code of Ethics, can be obtained by bona fide shareholders directly from the Company in paper format, at least until such time as they are presented on the website, by sending a written request addressed to Investor Services, Capital Bancorp, Inc., 1816 Hayes Street, Nashville, Tennessee 37203. Copies of the Report on Form 10-K and related exhibits will be provided as set forth in the Company’s Annual Report to Shareholders. Although we may make reference to our website address in this Annual Report on Form 10-K, it is intended as a textual reference only and the information in the website is not incorporated by reference herein.

ITEM 2. PROPERTIES

The Company’s (and Capital Bank & Trust Company’s) executive offices are located in Nashville, Tennessee at 1820 West End Avenue, Nashville, Tennessee 37203. This headquarters is leased by the Bank. The Company and the Bank own and lease a number of properties in Davidson and Sumner Counties in Tennessee. Leased properties principally constitute land and buildings under long-term leases in which the Company and the Bank maintain their offices. The Bank provides a small amount of office space to its subsidiaries.

Offices and Properties

The Bank currently operates six full-service offices, including its main office, in Davidson and Sumner Counties in Tennessee. The Bank also operates a Loan Production Office in Williamson County, Tennessee (opened in January of 2005). The following table shows the location and the Bank’s ownership rights in its offices:

Principal Purpose	Type of Ownership	Property Location
Main Office of the Bank	Lease	1820 West End Avenue Nashville, Tennessee 37203

Downtown Branch	Lease	222 4th Avenue North Nashville, Tennessee 37219

Goodlettsville Branch	Own	140 Long Hollow Pike Goodlettsville, Tennessee 37072

Green Hills Branch	Lease	2200 Abbott Martin Road Nashville, Tennessee 37215

Hendersonville Branch	Own	370 East Main Street Hendersonville, Tennessee 37075

Hermitage Branch	Own	4422 Lebanon Road Hermitage, Tennessee 37076

Williamson Capital Loan Production Office	Lease(1)	205 Powell Place Brentwood, Tennessee 37027

Principal Purpose	Type of Ownership	Property Location
General Office Space	Lease(2)	1808 West End Avenue Nashville, Tennessee 37203

Operations Center	Lease(2)	1816 Hayes Street Nashville, Tennessee 37203

(1) This loan production office (or LPO) commenced operations in January of 2005.

(2) This is a lease from an interest of Director Michael D. Shmerling. Please refer to Note 12 to the Consolidated Financial Statements for additional information concerning the lease on Hayes Street. The lease on the office space at 1808 West End Avenue was executed in February of 2005 and the Bank is not yet paying rent on this space.

The Bank’s operations center is located near the Company’s and Bank’s main office. The operations center is leased from a related party, as is the office space at 1808 West End Avenue. Please refer to Item 13 of this Annual Report on Form 10-K, which is captioned “Certain Relationships and Related Transactions.” The Bank neither owns nor leases any ATM.

In the judgment of the Company’s management, the facilities of the Company and the Bank are generally suitable and adequate for their current needs. However, as with the new space at 1808 West End Avenue, new office sites are considered from time to time, and the Company expects to seek additional office space for administrative and other personnel in 2005. At this time it is believed that this space will be in the general area of the Bank’s present main office.

There are no material encumbrances on any of the properties owned by the Company or the Bank.

Additional information relating to properties is set forth in Note 5 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2004, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The Company’s common stock is sometimes thinly traded in the local over-the-counter market from time to time. Many transactions are believed to be privately negotiated. Management believes that Middle Tennessee is the principal market area for the common stock. The following table sets forth the estimated high and low sales prices per share of the common stock for each quarter of fiscal 2004 and 2003. Although management believes that this information is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals. (All of the share information has been adjusted to reflect the two-for-one stock split effected by the Company on July 30, 2004.)

The publicly reported price of the Company’s common stock on March 18, 2005, was $21.25 per share. The Company’s common stock is currently traded on the OTC Bulletin Board with the trading symbol “cpbb.” The information concerning transactions in the Company’s common stock are believed to be reasonably accurate but are not guaranteed.

The following table shows quarterly high and low trade prices for the Company’s common stock as reported to the Company:

Reported Trade Prices: Company’s Common Stock (Price per share)

Calendar
Quarter	High	Low
2004
Fourth Quarter	$22.00	$19.20
Third Quarter	20.00	14.25
Second Quarter	14.50	12.00
First Quarter	12.00	11.30

Calendar
Quarter 2003	High	Low
Fourth Quarter	$10.25	$9.525
Third Quarter	10.625	9.525
Second Quarter	10.50	9.375
First Quarter	9.62	9.16

Although there is a relatively limited public trading market for our Company’s common stock, because of the typically small volume of trading and the fact that those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the common stock or of the prices at which the Company’s common stock would trade if there were more clearly an established public trading market or a less thinly traded security. Accordingly, there can be no assurance that the common stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

The Company’s Securities

Common Stock. In its charter, the Company is authorized to issue 20,000,000 shares of its common stock, no par value. The Company’s common stock is the Company’s only class of securities outstanding or entitled to vote. As of March 21, 2005, the Company has 3,461,608 shares of its common stock outstanding and it estimates that these shares are held by 800 persons. No shares are reserved for issuance except up to 1,000,000 shares reserved in connection with the 2001 Capital Bancorp Stock Option Plan (the “Company’s stock option plan”) and an additional 500,000 shares that are proposed to be reserved in connection with the proposed Capital Bancorp, Inc. 2005 Employee Stock Purchase Plan. As of December 31, 2004, of the shares reserved under the Stock Option Plan, an aggregate of 575,066 stock options had been exercised (312,666 having been exercised in 2004); 298,184 options were outstanding and, of those that are outstanding, 188,634 options were exercisable. The Company registered 545,734 shares of common stock to be issued under the Stock Option Plan on Form S-8 filed under the Securities Act of 1933, as amended, on September 1, 2004. See “The Common Stock” discussion appearing later in this document. See “The Common’s Stock Option Plan” discussion appearing later in this document.

Preferred Stock. The board of directors is authorized, without further action by the shareholders, to provide for the issuance of up to 20,000,000 shares of preferred stock, from time to time in one or more series. See “The Company’s Preferred Stock” discussion appearing later in this document.

Debt Securities. The board of directors is authorized to issue debt securities for the Company on terms determined by the board in the exercise of its business judgment. No such securities have been issued by the Company and, as of March 1, 2005, no such securities are planned to be issued.

The Common Stock

The presence in person or by proxy of at least a majority of the total number of outstanding shares of the common stock entitled to vote is necessary to constitute a quorum at annual and other meetings of the shareholders. Once a share is represented for any purpose at a meeting, it is deemed present for purposes of determining a quorum for that meeting (unless the meeting is adjourned and a new record date is set for the adjourned meeting and as may be determined by a court in certain specified circumstances), even if the holder of the share abstains from voting with respect to any matter brought before the said meeting. Cumulative voting is not authorized.

Each such share is entitled to one vote on all matters, subject to the limitations (if any) stated elsewhere in this document. The presence in person or by proxy of at least a majority of the total number of outstanding shares of the common stock entitled to vote is necessary to constitute a quorum at annual and other meetings of the shareholders. A share, once represented for any purpose at a meeting, is deemed present for purposes of determining a quorum for that meeting (unless the meeting is adjourned and a new record date is set for the adjourned meeting and as may be determined by a court in certain specified circumstances), even if the holder of the share abstains from voting with respect to any matter brought before the said meeting. Cumulative voting is not authorized. The Company’s common stock does not carry preemptive rights.

The rights of holders of the common stock may be affected by issuances of the Company’s authorized but as yet unissued shares of preferred stock. See “The Company’s Preferred Stock,” appearing later in this discussion.

The Company’s common stock is registered under Section 12 of the Securities Exchange Act pursuant to 17 C.F.R. 240.12g-3(a) as a result of its share exchange in 2001 with Capital Bank & Trust Company). Capital Bank & Trust Company’s shares were registered under Section 12 of the Securities Exchange Act and the Company was the successor issuer to Capital Bank & Trust Company. Under the Securities Exchange Act, the Company files annual, quarterly and other types of reports under, and its common shares are subject to all of the requirements of, the Securities Exchange Act of 1934.

Classified board of directors

Shareholders of the Company elect directors by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present. The Company’s charter provides that the Company’s board of directors is divided into three classes, with each class to be as nearly equal in number as possible. The directors in each class serve three-year terms of office. The effect of the Company having a classified board of directors is that only approximately one third of the members of the Company’s board of directors are elected each year, which effectively requires two annual meetings for the Company stockholders to change a majority of the members of the Company’s board of directors.

The purpose of dividing the Company’s board of directors into classes was primarily to facilitate continuity and stability of leadership of the Company by ensuring that experienced personnel familiar with the Company will be represented on the Company’s board of directors at all times, and to permit the Company’s management to plan for the future for a reasonable time. The classified board may also have the effect of discouraging or defeating takeover or acquisition attempts.

Director Removal and Vacancies

The Company’s charter provides that a director may be removed by the Company stockholders only if the holders of seventy-five percent of the voting power of all shares of the Company capital stock entitled to vote generally in the election of directors vote for such removal and “cause” for removal exists. The charter also provides that vacancies on the Company’s board of directors may be filled only by the Company’s board of directors. The purpose of these provisions is to prevent a majority stockholder from circumventing the classified board system by removing directors and filling the vacancies with new individuals selected by that stockholder. Accordingly, these provisions may have the effect of impeding efforts to gain control of the Company’s board of directors by anyone who obtains a controlling interest in the Company’s common stock. The term of a director appointed to fill a vacancy expires at the next meeting of stockholders at which that class of directors is elected.

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

Indemnification will not apply to persons who acted other than in good faith and in a manner he or she reasonably believed to be in the best interest of the Company. It should not be expected that indemnification will be available to cover willful misconduct or recklessness.

Unless limited by its charter, a Tennessee corporation must indemnify, against reasonable expenses incurred by him or her, a director who was wholly successful, on the merits or otherwise, in defending any proceeding to which he or she was a party because he or she is or was a director of the corporation. Expenses incurred by a director in defending a proceeding may be paid by the corporation in advance of the final disposition of the proceeding if three conditions are met:

•	The director has furnished the corporation a written affirmation of the director’s good faith belief that he or she has met the standard of conduct as set forth above;

•	The director has furnished the corporation a written undertaking by or on behalf of a director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the corporation against such expenses; and

•	The Company must have made a determination that the facts then known to those making the determination would not preclude indemnification.

A director may apply for court-ordered indemnification under certain circumstances. Unless a corporation’s charter provides otherwise,

•	An officer of a corporation is entitled to mandatory indemnification and is entitled to apply for court-ordered indemnification to the same extent as a director,

•	The corporation may indemnify and advance expenses to an officer, employee, or agent of the corporation to the same extent as to a director, and

•	A corporation may also indemnify and advance expenses to an officer, employee, or agent who is not a director to the extent, consistent with public policy, that may be provided by its charter, bylaws, general or specific action of its board of directors, or contract.

Amendment of the charter provisions governing indemnification requires a vote of seventy-five percent of the outstanding Company shares unless a majority vote is expressly permitted by the board of directors.

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

The present directors’ and officers’ liability insurance policy is expected to cover the typical errors and omissions liability associated with the activities of the Company and Capital Bank & Trust Company. The provisions of the insurance policy might not indemnify any of the Company’s or Capital Bank & Trust Company’s officers and directors against liability arising under the Securities Act of 1933, as amended.

Dividends

The Company has never declared a cash dividend. In May of 2004, the Company declared and issued a two-for-one stock split effective July 30, 2004. All of the numbers of shares stated in this discussion have been adjusted to reflect this stock split. The Company does not expect to pay a cash dividend in 2004. Dividends in the future may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. To the extent practicable, but in all events subject to a wide variety of considerations and to the discretion of the board of directors, the Company may pay dividends from time to time in accordance with Tennessee law.

The Company’s ability to pay cash dividends is restricted by a number of factors, including legal limits, the availability of cash, prudential and growth considerations, and other factors. For example, no dividend or other distribution of assets can be made under Tennessee law if the Company is insolvent or would be rendered insolvent by such action. Under the law governing Tennessee business corporations, called the “Tennessee Business Corporation Act,” the Company may not pay a dividend if afterwards:

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

It is important to note that cash available for dividend distribution to shareholders must initially come from dividends or fees which Capital Bank & Trust Company pays the Company. The Company is a legal entity separate and apart from its subsidiary Capital Bank & Trust Company. As a result, the legal restrictions on Capital Bank & Trust Company’s dividend payments also affect the ability of the Company to pay dividends.

Capital Bank & Trust Company is a commercial bank chartered under Tennessee law. Tennessee and federal law restrict the timing and amount of dividends that may be paid by commercial banks like Capital Bank & Trust Company. For example, a Tennessee chartered commercial bank is prohibited from paying cash dividends in any calendar year that exceed the total of (1) its net income of that year (2) combined with its retained net income of the preceding two years unless the Tennessee Commissioner of Financial Institutions pre-approves the dividend. Prior regulatory approval must also be obtained before Capital Bank & Trust Company can declare any cash dividends if the amount of Capital Bank & Trust Company’s capital and surplus is below certain statutory limits. It is expected that most of the funds that Capital Bank & Trust Company could use to pay dividends or fees to the Company will, instead, be utilized to support Capital Bank & Trust Company’s present and future operations and growth.

Other regulations impose “safety and soundness” and other restrictions on Capital Bank & Trust Company’s ability to pay dividends and fees to the Company. The federal bank regulatory agencies have indicated that paying dividends that would deplete Capital Bank & Trust Company’s or the Company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (“FDIC”) have issued policy statements which provide that bank holding companies, like the Company, and insured depository institutions, like Capital Bank & Trust Company, generally should only pay dividends out of current operating earnings. In addition, under the Federal Deposit Insurance Act, an FDIC-insured depository institution (such as Capital Bank & Trust Company) may not make any capital distributions (including the payment of dividends) or pay any management fees to the Company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized within the meaning of applicable law.

Amendment of Charter and Bylaws

The Company may amend its charter in any manner permitted by Tennessee law. The Tennessee Business Corporation Act provides that a corporation’s charter may be amended by a majority of votes entitled to be cast on an amendment, subject to any condition the board of directors may place on its submission of the amendment to the stockholders. Unless the board of directors otherwise determines, the Company’s charter requires a vote of seventy-five percent or more of the shares of capital stock entitled to vote in an election of directors to amend the provisions of the charter governing directors, removal of directors, requisite voting levels, anti-takeover provisions, and indemnification provisions.

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

Special Meetings of Stockholders

Special meetings of the Company’s stockholders may be called for any purpose or purposes, at any time, by the chairperson of the board of directors, the chief executive officer, not less than eighty percent of the members of the board of directors, or by the holders of at least seventy-five percent of the shares entitled to vote at any such proposed meeting.

Stockholder Nominations and Proposals

Holders of Company common stock are entitled to submit proposals to be presented at an annual meeting of the Company’s stockholders. The Company’s charter and bylaws provide that any proposal of a stockholder which is to be presented at any meeting of stockholders must be sent so it is to be received by the Company in advance of the meeting. All such proposals must meet the strict criteria set forth in the Company’s charter and bylaws and/or the Securities and Exchange Commission’s (“SEC’s”) regulations governing security holder proposals. Essentially, nominations made other than by the board of directors must provide the type of information that the Company itself is required to provide to shareholders with respect to the nomination of directors. If such nominations are not so made, they will be disregarded.

Business Combinations

The Company’s charter provides that, unless more restrictively required by applicable law, the affirmative vote of the holders of seventy-five percent or more of the outstanding shares entitled to vote for the election of directors is required to authorize (1) any merger, share exchange or consolidation of the Company with or into another entity or (2) any sale, lease, or other disposition of all or substantially all of the Company’s assets to another person or entity, except where any of these transactions will occur between the Company and any of its majority-owned, direct or indirect, subsidiaries.

The requirement of a supermajority vote of stockholders to approve certain business transactions may discourage a change in control of the Company by allowing a minority of the Company’s stockholders to prevent a transaction favored by the majority of the stockholders. A seventy-five percent vote of all issued and outstanding shares of Company common stock is required to approve a business combination transaction, unless there is an affirmative vote by seventy-five percent of the members of the board of directors to recommend the transaction to the shareholders, in which event a majority of the outstanding shares of the Company would be sufficient to approve the proposed transaction. This provision of the charter my enable management to retain substantial control over the affairs of the Company. The primary purpose of the supermajority vote requirement is to encourage negotiations with the Company’s management and board of directors by groups or companies interested in acquiring control of the Company and to reduce the danger of a forced share exchange or sale of assets.

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

The Company’s charter provides that the affirmative vote of the holders of not less than seventy-five percent of the outstanding shares of its common stock is required to approve certain transactions with the Company or any of its affiliates specified therein, including any merger, consolidation, sale of all or substantially all of its assets, share exchange, or dissolution. The supermajority provision is inapplicable if the transaction has been approved (or in the case of a dissolution recommended for stockholder approval) by seventy-five percent of all directors of the Company then in office or if the other entity is a corporation of which a majority of the outstanding shares of all classes of stock entitled to vote in elections of directors is owned of record or beneficially by the Company or its affiliates.

Such laws and the provisions of the Company’s charter and bylaws regarding business combinations might be deemed to make the Company less attractive as a candidate for acquisition by another company than would otherwise be the case in the absence of such provisions. These provisions may make it more difficult for the Company’s stockholders to replace the Company board of directors or management, even if the holders of a majority of the Company’s common stock should believe that such replacement is in the interests of the Company. Such provisions may tend to perpetuate the incumbent Company board of directors and management.

Stock Option Plan

The Company registered 545,734 shares of common stock to be issued under the 2001 Capital Bancorp Stock Option Plan (the “Company’s stock option plan”) on Form S-8 filed under the Securities Act of 1933, as amended, on September 1, 2004. The Company’s employees and directors, and certain other persons, are eligible to participate in the Company’s stock option plan. As of December 31, 2004, of the shares reserved under the plan, an aggregate of 575,066 stock options had been exercised; 298,184 options were outstanding and, of those that are outstanding, 188,634 options were exercisable. See “The Common Stock” discussion appearing later in this document. See “The Common’s Stock Option Plan” that is incorporated by reference into Item 11 of this document.

Shareholders Rights Agreement

Effective as of July 18, 2001, the board of directors of the Company adopted a Shareholders Rights Agreement (the “Rights Agreement”). The following discussion is qualified in its entirety by the terms of the Rights Agreement, a copy of which is an Exhibit to the Company’s 2001 Annual Report on Form 10-K. On that date, as a result of the adoption of the Rights Agreement, the Board authorized and declared a dividend of one common share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock (the “Common Shares”). The dividend was payable on July 18, 2001, to the shareholders of record on that date (the “Record Date”), and with respect to Common Shares issued thereafter until the Distribution Date (as hereinafter defined) or the expiration or earlier redemption or exchange of the Rights. Except as set forth below, each Right entitles the registered holder to purchase from the Company, at any time after the Distribution Date one Common Share at a price per share of $45, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are as set forth in the Rights Agreement. The following description of the Rights is qualified by reference to the Rights Agreement. The Board does not intend for the Rights Agreement to deter honest offers to acquire control of the Company but, rather, that the Rights Agreement will serve to prevent shareholders from being treated disparately and unfairly.

Initially the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) ten days after the public announcement of a person’s or group of affiliated or associated persons’ having acquired beneficial ownership of ten percent or more of the outstanding Common Shares (such person or group being hereinafter referred to as an “Acquiring Person”); or (ii) ten days (or such later date as the Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group’s becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”).

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

In the event that any person becomes an Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the board of directors determines to be adequate and in the best interests of the Company, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates (a “Permitted Offer”)), each holder of a Right will thereafter have the right (the “Flip-In Right”) to acquire a Common Share for a purchase price equal to fifteen percent of the then current market price, or at such greater price as the Rights Committee shall determine (not to exceed thirty-three and one-third percent of such current market price). Notwithstanding the foregoing, all Rights that are, or were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable.

In the event that, at any time following the Distribution Date, (i) the Company is acquired in a merger or other business combination transaction in which the holders of all of the outstanding Common Shares immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation’s voting power, or (ii) more than fifty percent of the Company’s assets or earning power is sold or transferred, then each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right (the “Flip-Over Right”) to receive, upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder’s having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable; if a transaction results in a holders having a Flip-Over Right subsequent to a transaction resulting in a holders having a Flip-In Right, a holder will have Flip-Over Rights only to the extent such holders Flip-In Rights have not been exercised.

The Purchase Price payable, and the number of Common Shares or other securities or property issuable, upon exercise of Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of Common Shares, (ii) upon the grant to holders of Common Shares of certain rights or warrants to subscribe for or purchase Common Shares at a price, or securities convertible into Common Shares with a conversion price, less than the then current market price of Common Shares, or (iii) upon the distribution to holders of Common Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Common Shares) or of subscription rights or warrants (other than those referred to above). However, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least one percent. No fractional Common Shares will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of Common Shares on the last trading day prior to the date of exercise.

At any time prior to the time a person becomes an Acquiring Person, the board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.0005 per Right, subject to adjustment by the Rights Committee at a price between $.0005 and $.005 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time on such basis and with such conditions as the board of directors in its sole discretion may establish.

Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

All of the provisions of the Rights Agreement may be amended prior to the Distribution Date by the board of directors of the Company for any reason it deems appropriate. Prior to the Distribution Date, the Board is also authorized, as it deems appropriate, to lower the thresholds for distribution and Flip-In Rights to not less than the greater of (i) any percentage greater than the largest percentage then held by any shareholder, or (ii) ten percent. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement.

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

(b) Holders

The number of record holders, including those shares held in “nominee” or “street name,” of the Company’s common stock at March 21, 2005 was approximately 800.

(c) Dividends

The Company did not declare cash or stock dividends in 2004. Future dividends may be paid as determined by the Company’s Board of Directors from time to time in conformity with and as limited by federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company may pay dividends from time to time in accordance with Tennessee law. Historically, the Company has elected to retain earnings to support future growth rather than to pay out cash dividends. See “Supervision and Regulation — Payment of Dividends” set forth elsewhere in this Annual Report.

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

Any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted. Cash available for dividend distribution to Shareholders must initially come from dividends which the Bank pays the Company. As a result, the legal restrictions on the Bank’s dividend payments also affect the ability of the holding company to pay dividends. See “Payment of Dividends,” “Capital Adequacy,” and “Prompt Corrective Action” set forth elsewhere in Part I of this Annual Report on Form 10-K.

The payment of dividends by any bank or bank holding company is, of course, dependent upon its earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of “Payment of Dividends” set forth in Item 1 of this Annual Report on Form 10-K, to Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), to Item 5 (“Market for Registrant’s Common Equity and Related Stockholder Matters”), and to Item 8 (Consolidated Financial Statements).

(d) Recent Sales of Unregistered Securities

During the past year, the Company sold 189,066 shares of its common voting stock that were not registered under the Securities Act. This discussion includes sales of reacquired securities (if any), as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. All of these shares are believed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Date of Sale	Number of Shares Sold	Price Paid Per Share
2/26/2004	200	$12.750
2/26/2004	500	21.000
5/17/2004	2,100	12.750
7/21/2004	64,332	6.375
7/21/2004	1,500	12.875
7/23/2004	64,334	6.375
7/23/2004	1,500	6.375
7/23/2004	1,600	6.375
7/30/2004	28,000	6.375
8/17/2004	25,000	6.375

None of the sales were underwritten. These securities were not publicly offered but, rather, were sold to employees, directors and/or others who qualified to participate in the Company’s 2001 stock option plan described elsewhere in these materials. All of the shares were sold in private transactions. All of the proceeds received from the exercise of the stock options were paid directly to the Company and were used by the Company for general working capital purposes. There were no payments to underwriters or other persons and there were no deductions or discounts from the purchase price received by the Company. The securities sold by the Company are not convertible or exchangeable into equity securities, and they were not warrants or options representing equity securities.

(e) Disclosure of Company Repurchases Pursuant to Item 703(a) of Item S-K

The Company did not repurchase any of its shares in 2004. Unless and until the Company otherwise publicly announces a contrary intent, the Company has no plan to repurchase any of its own securities. However, Mr. R. Rick Hart, the Chairman of the Company, may be deemed to be an “affiliated purchaser” under Rule 10b-18(a)(3), even though he is purchasing Company shares solely for his own account. Because he may be deemed an “affiliated purchaser” pursuant to Rule 10b-18(a)(3) promulgated under the Securities Exchange Act, the literal wording of Item 703 of Regulation S-K may require the disclosure of Mr. Hart’s purchases. Such purchases have been previously disclosed in filings made on Form 4 during the period covered by this Annual Report. Mr. Hart’s intention to make purchases of the Company’s securities for his own account was announced in the Company’s Current Report on Form 8-K filed on April 27, 2004. His purchases in the Fourth Quarter of 2004 were as follows:

(d) Maximum
			(c) Total Number of	Number (or
			Shares Purchased as	Approximate Dollar
	(a) Total		Part of Publicly	Value) of Shares (or
	Number of	(b) Average Price	Announced Plans or	Units) that May Yet
	Shares Purchased	Paid Per Share	Programs	Be Purchased

Period Covered by this Report - Fourth Fiscal Quarter of 2004 (October 1 - December 31)

November 1 — 30	1,000	19.25	0	*

Total	1,000	$19,250	0	*

*The Company announced pursuant to its Current Report on Form 8-K filed April 27, 2004, that persons affiliated with the Company and its principal subsidiary might be purchasing shares of the Company. The Company also disclosed in that Current Report that it does not intend to make any purchases of its own securities at this time. Mr. Hart, who is the Company’s Chairman, President and CEO, who is apparently an “affiliated “purchaser under Rule 10b-18(3), reserves the right to trade in the Company’s shares in accordance with applicable law. However, the Company has been advised that there is no preset number of shares that he has decided to purchase or dispose of and no “plan” or “program” of purchases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:

-	Independent Auditors’ Report;

-	Consolidated Balance Sheets — December 31, 2004 and 2003;

-	Consolidated Statements of Earnings — Three years ended December 31, 2004;

-	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2004;

-	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2004;

-	Consolidated Statements of Cash Flows — Three years ended December 31, 2004; and all

-	Notes to Consolidated Financial Statements.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2005 definitive proxy statement filed with the SEC on or about March 24, 2005 pursuant to Regulation 14A (the “2005 Proxy Statement”). However, the information set forth in the 2005 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph,” as to any option repricing, and/or as to any other lawfully excludeable section or part, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2005 Proxy Statement shall be deemed or understood to incorporate any of such materials into this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The types of biographical and other information required by Item 10 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2005 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “The Company’s Corporate Governance Structure,” and “Executive Officers.”

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.

Further information about the Capital Bancorp, Inc., Audit Committee (which is joint with the audit committee of Capital Bank & Trust Company), as well as information concerning the Company’s Code of Ethics, is included below.

Information About the Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is more fully described in the Company’s 2005 Proxy Statement under the sections entitled “Audit

Committee,” “Report of the Audit Committee,” and “Principal Auditor Fees and Services,” which sections are incorporated herein by reference. The current members of the audit committee are Clenna G. Ashley, Chair, Albert J. Dale, III, C. Donald Dixon, and Robert W. Doyle. The Company’s board of directors has determined that all of these persons are independent within the meaning of Rule 4200(a)(14) of the NASDAQ. The Audit Committee has not at this time designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002. The board of directors is considering the issues related to and the ramifications of such a designation. In addition, rules have only recently been issued by the SEC concerning financial experts, which rules are being studied by the board of directors. The board reserves the right to elect to designate a financial expert at any time.

Information About the Company’s Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s officers and employees, including its principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and others performing similar functions. The Code of Ethics is posted on the Company’s website at http://www.capitalbk.com/Corporate Information. The Company undertakes to provide to any bona fide shareholder without charge, upon request, a copy of its Code of Ethics. Requests should be submitted in writing to the attention of Investor Services, 1816 Hayes Street, Nashville, Tennessee 37203. The Company intends to give notices of amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s directors, chief executive officer, principal financial officer or principal accounting officer) by appropriate filings on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information concerning compensation of directors and executive officers required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2005 Proxy Statement, under the captions of “The Company’s Corporate Governance Structure: The CBI Board of Directors and Its Committees“and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning certain ownership of the Company’s securities required by Item 12 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2005 Proxy Statement, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”

The following table provides information required to be disclosed by the securities laws with respect to (1) compensation plans and (2) individual compensation arrangements (of which the Company has none) under which equity securities of the Company are authorized for issuance. The compensation plan is the Capital Bancorp, Inc. 2001 Stock Option Plan, which was approved by the Company’s Shareholder in March of 2001. The Company has no compensation plan (including individual compensation arrangements) that provides for the issuance of securities which has not been approved by the Shareholders. (The Company is recommending that its shareholders approve the proposed Capital Bancorp, Inc. 2005 Employee Stock Purchase Plan at the 2005 Annual Meeting of Shareholders, but such plan is not yet in effect.)

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities		Compensation Plans
	to be Issued upon	Weighted-Average	(Excluding
	Exercise of	Exercise Price of	Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
	Warrants and Rights*	Warrants and Rights*	(a))
	(a)	(b)	(c)
Equity Compensation Plan Approved by Security Holders	298,184	$8.01	126,750
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None
Total	298,184	$8.01	126,750

* The Company currently has no outstanding warrants or rights. The numbers set forth have been adjusted to reflect the Company’s two-for-one stock split effected July 30, 2004. Please refer to Notes 17 (Stock Option Plan) and 18 (Earnings Per Share) to the Consolidated Financial Statements included in this Annual Report on Form 10-K as part of Item 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information concerning certain business relationships and related transactions required by Item 13 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2005 Proxy Statement, under the caption of “Certain Transactions.”

Please refer to Item 8 of this Annual Report on Form 10-K, and to Notes 2 and 12 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Maggart & Associates, P.C., for fiscal 2004 and 2003.

Services Performed	2004	2003
Audit Fees(1)	$76,750	$76,650
Audit-Related Fees(2)	21,192	24,195

Services Performed	2004	2003
Audit Fees(1)	$76,750	$76,650
Tax Fees(3)	14,386	5,710
All Other Fees(4)	-0-	-0-
Total Fees	$112,327	$106,555

Notes to Preceding Table

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations, services related to assistance with capital planning, attendance at audit committee meetings, and Federal Home Loan Bank mortgage-collateral certifications.

(3)	For fiscal 2004 and 2003, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

(4)	All other fees principally would include consulting engagements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

(b)	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:

(a)	Consolidated Balance Sheets as of December 31, 2004 and 2003;

(b)	Consolidated Statements of Earnings for the three years ended December 31, 2004;

(c)	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2004;

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2004;

(e)	Consolidated Statements of Cash Flows for the three years ended December 31, 2004; and

(f)	All Notes to the foregoing Consolidated Financial Statements.

(g)	The listing of exhibits is incorporated by reference to the Exhibit Index appearing elsewhere in this report.

(b)	The Company filed one Current Report on Form 8-K in the fourth quarter of 2004, which filing was made on October 13, 2004. This filing reported the Company’s preliminary results of operations for the third quarter of 2004.

(c)	Exhibits — The exhibits required to be filed with this Annual Report on Form 10-K are attached hereto as a separate section of this Report.

(d)	Financial Statement Schedules — All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Annual Report on Form 10-K, or such information is disclosed in the consolidated financial statements or related notes to such financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Bancorp, Inc.
(Registrant)

By:	/s/ R. Rick Hart

R. Rick Hart
Chairman, President and Chief Executive Officer
March 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
By: /s/ Albert J. Dale, III Albert J. Dale, III	Director	March 28, 2005
By: /s/ Robert W. Doyle Robert W. Doyle	Director	March 28, 2005
By: /s/ R. Rick Hart R. Rick Hart	Chairman, President, CEO and Director	March 28, 2005
By: /s/ H. Newton Lovvorn, Jr., M.D. H. Newton Lovvorn, Jr., M.D.	Director	March 28, 2005
By: /s/ Michael D. Shmerling Michael D. Shmerling	Director	March 28, 2005
By: /s/ Sally P. Kimble Sally P. Kimble	Executive Vice President, Chief Financial and Chief Accounting Officer	March 28, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Location

2.1	Agreement and Plan of Share Exchange dated March 5, 2001	(1)

3(i)	Charter	(1)

3(ii)	Bylaws	(2)

4.1	Charter	(3)

4.2	Bylaws	(4)

4.3	2001 Capital Bancorp, Inc. Stock Option Plan	(5)

4.4	Capital Bancorp, Inc. Shareholders Rights Agreement dated as of July 18, 2001	(6)

4.5	Current Report on Form 8-K filed August 30, 2004, Containing a Description of the Company’s No Par Common Stock	(7)

10.1	Employment Agreement between Capital Bancorp, Inc. and R. Rick Hart dated December 13, 2000	(8)

10.2	Employment Agreement between Capital Bancorp, Inc. and John W. Gregory, Jr., dated December 13, 2000	(9)

10.3	Employment Agreement between Capital Bancorp, Inc. and H. Edward Jackson, III, as amended effective July 1, 2002	(10)

10.4	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with R. Rick Hart, dated August 20, 2003	(11)

10.5	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with John W. Gregory, Jr., dated August 20, 2003	(12)

10.6	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with Sally P. Kimble, dated May 26, 2004	(13)

11	Statement re: computation of per share earnings	(14)

12	Statement re computation of ratios	(15)

13	Annual Report to Security Holders	(16)

14	Code of Ethics	(17)

21	Subsidiaries of the Registrant for the year ended December 31, 2004	Sequential Page 53

31(i)	Rule 13a-14(a) Certification by Chief Executive Officer	Sequential Page 55

31(ii)	Rule 13a-14(a) Certification by Chief Financial Officer	Sequential Page 56

32(a)	Section 1350 Certification by Chief Executive Officer	Sequential Page 58

Exhibit
Number	Description of Exhibit	Location

32(b)	Section 1350 Certification by Chief Financial Officer	Sequential Page 59

	Proxy Statement for the 2005 Annual Meeting of Shareholders Scheduled to be held on May 15, 2004	To Be Filed with the SEC under Regulation 14A

(1)	Incorporated by reference to Exhibit 3(i) of the Company’s 2001 Annual Report on Form 10-K.

(2)	Incorporated by reference to Exhibit 3(ii) of the Company’s 2001 Annual Report on Form 10-K.

(3)	Incorporated by reference to Exhibit 3(ii).

(4)	Incorporated by reference to Exhibit 3(ii).

(5)	Incorporated by reference to Exhibit 4.3 of the Company’s 2001 Annual Report on Form 10-K.

(6)	Incorporated by reference to Exhibit 4.4 of the Company’s 2001 Annual Report on Form 10-K.

(7)	Description of the Registrant’s securities incorporated by reference to the Current Report on Form 8-K filed August 30, 2004.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s 2001 Annual Report on Form 10-K.

(9)	Incorporated by reference to Exhibit 10.2 of the Company’s 2001 Annual Report on Form 10-K.

(10)	Incorporated by reference to Exhibit 10.3 of the Company’s 2001 Annual Report on Form 10-K, and to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2002.

(11)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.

(12)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.

(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004.

(14)	Incorporated by reference to Note 18 to the Consolidated Financial Statements for the annual periods and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004.

(15)	Incorporated by reference to the Note 18 to the Consolidated Financial Statements and to Part VI of the Guide 3 data included in this Report.

(16)	No portion of the 2004 Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K. Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information, as required by law, but shall not be deemed to be “filed” for any purpose.

(17)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004.

APPENDIX F
2004 ANNUAL FINANCIAL DISCLOSURES

CAPITAL BANCORP, INC. SELECTED FINANCIAL DATA
(Formerly Capital Bank & Trust Company)

	(In Thousands, except ratio and per share information)
	As Of December 31,
	2004	2003	2002	2001	2000
CONSOLIDATED BALANCE SHEETS:
Total assets end of year	$374,109	281,969	239,405	181,412	166,942
Loans, net	$289,338	214,334	173,385	138,952	114,703
Securities	$60,789	47,144	43,347	22,251	24,952
Deposits	$280,027	224,230	189,895	150,093	144,093
Stockholders’ equity	$25,788	20,843	18,632	16,521	15,282

	Years Ended December 31,
	2004	2003	2002	2001	2000
CONSOLIDATED STATEMENTS OF EARNINGS:

Interest income	$17,724	15,029	13,721	13,254	13,338
Interest expense	5,958	5,261	5,170	6,466	6,997

Net interest income	11,766	9,768	8,551	6,788	6,341

Provision for possible loan losses	1,514	1,090	1,090	570	792

Net interest income after provision for possible loan losses	10,252	8,678	7,461	6,218	5,549
Non-interest income	2,210	2,578	1,978	1,308	812
Non-interest expense	8,555	7,568	6,853	5,945	5,095

Earnings before income taxes	3,907	3,688	2,586	1,581	1,266

Income taxes	534	1,291	959	592	179

Net earnings	$3,373	2,397	1,627	989	1,087

Comprehensive earnings	$3,125	2,121	2,111	1,189	1,520

Cash dividends declared	$—	—	—	—	—

PER SHARE DATA: (1)
Basic earnings per common share	$1.04	0.77	0.52	0.32	0.34
Diluted earnings per common share	$1.00	0.72	0.50	0.31	0.33
Cash dividends	$—	—	—	—	—
Book value	$7.45	6.62	5.95	5.28	4.90

RATIOS:
Return on average stockholders’ equity	14.90%	12.24%	9.30%	6.19%	7.26%
Return on average assets	1.07%	0.94%	0.78%	0.57%	0.72%
Capital to assets	6.89%	7.39%	7.78%	9.11%	9.15%

(1) Per share data has been retroactively adjusted to reflect a 2-for-1 split which occurred effective July 30, 2004.

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

General

     Effective July 1, 2001, Capital Bancorp, Inc. (“Company”) acquired 100% of the common stock of Capital Bank & Trust Company (“Bank”), and accordingly, became a one bank holding company. Management believes that the holding company structure will permit greater flexibility in the expansion of the Company’s present business and will allow the Company to be more responsive to its customers’ broadening and changing financial needs. The transaction has been treated as a reorganization for accounting purposes; and accordingly, the comments included in this analysis are made considering the share exchange was effective retroactive for all periods discussed. Capital Bank & Trust Company is a community bank headquartered in Nashville, Tennessee serving Davidson, Sumner, Williamson and Wilson Counties, and surrounding counties as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that its market area offers an environment for continued growth and the Company’s target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company’s core deposit base.

     Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to manage the size of its loan portfolio to approximately 80% of total assets; however, the quality of lending opportunities as well as the desired loan to asset ratio will determine the size of the loan portfolio. At December 31, 2004 and 2003 the ratio of net loans to assets was 77.3% and 76.0%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which adjusts to swings in interest rates. The Company’s policy is to have a diverse loan portfolio not dependent on any particular market or industrial segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

     The Company’s Board of Directors voted a 2-for-1 stock split for stockholders of record as of July 30, 2004, payable August 16, 2004. Each stockholder received one (1) additional share for each one (1) share owned. Per share data included in this discussion has been restated to give effect to the stock split.

Critical Accounting Policies

     The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (ALL), we have made judgments and estimates which have significantly impacted our financial position and results of operations.

     Our management assesses the adequacy of the ALL on a quarterly basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience, and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

     We establish the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

     The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

     We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan review officer, the loan committee and the board of directors review the assessment prior to the filing of financial information.

Capital Resources, Capital and Dividends

     The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its subsidiary

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio, defined as Tier 1 capital to adjusted total average assets for the most recent quarter, of at least 4%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions that are not adequately capitalized. The Company and the Bank have a Tier 1 - risk based capital ratio of 8.7%, a total risk-based capital ratio of 9.9% and a leverage capital ratio of 7.3%, and were therefore within the “well capitalized” category under the regulations. The comparable ratios at December 31, 2003 were 9.2%, 10.5% and 7.7%, respectively. The decline in the ratios from 2003 to 2004 relates to the continued growth of the Company.

Financial Condition

     During 2004, total assets increased $92,140,000 or 32.7% from $281,969,000 at December 31, 2003 to $374,109,000 at December 31, 2004. Loans, net of allowance for possible loan losses, increased from $214,334,000 to $289,338,000 or 35.0% during fiscal year 2004. The net increase in loans for 2004 was due primarily to a 21.9% increase in commercial, financial and agricultural loans, a 14.2% decrease in installment loans, a 29.4% increase in real estate mortgage loans and a 142.2% increase in real estate construction loans.

     Securities increased 28.9% from $47,144,000 at December 31, 2003 to $60,789,000 at December 31, 2004. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $584,000, obligations of state and political subdivisions increased $2,949,000, and there was an increase in mortgage-backed securities of $10,112,000. At December 31, 2004 the market value of the Company’s securities portfolio was less than its amortized cost by $36,000 (0.1%). At December 31, 2003 the market value of the Company’s securities portfolio was greater than its amortized cost by $365,000 (0.8%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2004 was 4.1%.

     The Company applies the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

     All the Company’s securities are classified as available-for-sale.

	2004		2003
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and other U.S. government agencies and corporations	$23,489	23,355	22,636	22,771
Obligations of states and political subdivisions	8,144	8,125	5,146	5,176
Mortgage-backed securities	29,192	29,309	18,997	19,197

	$60,825	60,789	46,779	47,144

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

     During the year ended December 31, 2002 the net increase in capital included $484,000 which represents the unrealized gain on securities available-for-sale of $784,000 net of applicable taxes of $300,000. During the year ended December 31, 2003, the net increase in capital included a reduction of $276,000 which represents the unrealized depreciation on securities available-for-sale of $448,000 net of applicable taxes of $172,000. During the year ended December 31, 2004 the net increase in capital included a reduction of $248,000 which represents unrealized depreciation on securities available-for-sale of $401,000, net of applicable taxes of $153,000.

     The increase in assets in 2004 was funded primarily by increases in deposits. Total deposits increased from $224,230,000 at December 31, 2003 to $280,027,000 at December 31, 2004 representing an increase of 24.9%. Demand deposit accounts increased 12.7% from $23,100,000 at December 31, 2003 to $26,027,000 at December 31, 2004. Additionally, increases in money market deposit accounts of $15,777,000, or 22.0%, certificates of deposit less than $100,000 of $25,754,000 or 52.1% and certificates of deposit greater than $100,000 of $10,559,000, or 16.2%, contributed to the increases in deposits for 2004. Securities sold under repurchase agreements increased $1,018,000 during 2004, advances from Federal Home Loan Bank increased $17,029,000, and Federal funds purchased increased $12,780,000 in 2004.

     The Company’s allowance for loan losses at December 31, 2004 was $3,503,000 as compared to $2,901,000 at December 31, 2003. Non-performing loans amounted to $2,352,000 at December 31, 2004 compared to $3,153,000 at December 31, 2003. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans past due. Net charge-offs totaled $912,000 for 2004, $724,000 for 2003 and $677,000 for 2002. The provision for possible loan losses was $1,514,000 in 2004, $1,090,000 in 2003 and $1,090,000 in 2002. The net charge-offs in 2004, 2003 and 2002 are considered by management to be reasonable.

     The allowance for possible loan losses, amounting to $3,503,000 at December 31, 2004, represents 1.2% of total loans outstanding. At December 31, 2003, the allowance for possible loan losses represented 1.3% of total loans outstanding. Management has in place a system to identify and monitor problem loans. A formal review is prepared quarterly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at December 31, 2004 to be adequate.

Liquidity

     Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 104.6% and 96.9% at December 31, 2004 and December 31, 2003, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

     Capital Bancorp, Inc. presently maintains a liability sensitive position over the 2005 year or a negative gap. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six-month gap is a picture of the possible repricing over a six-month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2004:

Interest-rate sensitivity				One Year
gaps:	1-90	91-180	181-365	and
(In Thousands)	Days	Days	Days	Longer	Total

Interest-earning assets	$146,684	8,655	14,314	188,656	358,309
Interest-bearing liabilities	205,976	18,224	35,513	60,611	320,324

Interest sensitivity gap	$(59,292)	(9,569)	(21,199)	128,045	37,985

Cumulative gap	$(59,292)	(68,861)	(90,060)	37,985

Interest rate sensitivity gap as a % of total assets	(15.85)%	(2.56)%	(5.67)%	34.23%

Cumulative gap as a % of total assets	(15.85)%	(18.41)%	(24.08)%	10.15%

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

Results of Operations

     Net earnings for the year ended December 31, 2004 increased $976,000 or 40.7% from $2,397,000 for fiscal year 2003 to $3,373,000 for 2004. Net earnings for 2003 totaled $2,397,000 which was an increase of $770,000 or 47.3% from $1,627,000 for 2002. Basic earnings per common share were $1.04 in 2004, $0.77 in 2003 and $0.52 in 2002. Diluted earnings per common share were $1.00, $0.72 and $0.50 in 2004, 2003 and 2002, respectively. Average earning assets increased $55,935,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Average earning assets increased $44,705,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The net interest spread decreased from 3.74% in 2003 to 3.70% in 2004. The net interest spread was 3.95% in 2002. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. The decrease in the net interest spread from 2003 to 2004 is attributable to declining loan rates and lower, but more stable rates, on interest-bearing deposits.

     Net interest income before provision for possible loan losses for 2004 totaled $11,766,000 as compared to $9,768,000 for 2003 and $8,551,000 for 2002. The provision for possible loan losses was $1,514,000 in 2004, $1,090,000 in 2003 and $1,090,000 in 2002. Net charge-offs in 2004 were $912,000 as compared to $724,000 in 2003 and $677,000 in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED

     Non-interest income of $2,210,000 in 2004 was a decrease of approximately 14.3% from $2,578,000 in 2003. The decrease in 2004 resulted primarily from a decrease in gain on sale of loans of $566,000 offset by increases in service charges on deposit accounts of $137,000 and other fees and commissions of $67,000. Non-interest income increased 30.3% to $2,578,000 in 2003 from $1,978,000 in 2002. The increase is primarily the result of increases in service charges on deposit accounts of $48,000, gain on sale of loans of $456,000 and other fees and commissions of $91,000. The increase in service charges is primarily attributable to the implementation of a non-traditional overdraft program for the Company’s deposit customers.

     Non-interest expense increased 13.0% to $8,555,000 in 2004 from $7,568,000 in 2003. Non-interest expense was $6,853,000 in 2002. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing, Federal deposit insurance and state banking fees, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 2004 was primarily attributable to an increase in salaries and employment benefits of $503,000 (12.0%), an increase in occupancy expenses of $39,000 (5.3%), a decrease in furniture and equipment expenses of $34,000 (7.4%), an increase in legal expenses of $135,000 (90.6%), an increase in accounting fees of $107,000 (74.3%) and increases in other operating expenses of $276,000 (21.3%). The non-interest expense increased approximately 10.4% from 2002 to 2003 and was due primarily to increases in salaries and employee benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses.

     Income tax expense decreased to $534,000 in 2004 from $1,291,000 in 2003. The income tax expense for 2002 was $959,000. The decrease in income tax expense from 2003 to 2004 results primarily from the benefits of tax deductions received by the Company related to the exercise of nonqualified stock options by certain members of the Board of Directors.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Off- Balance- Sheet Arrangements

     At December 31, 2004, the Company had unused commitments to extend credit outstanding of $58,207,000 and standby letters of credit outstanding of $2,663,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments the Company’s bank subsidiary has the ability to liquidate securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks.

Contractual Obligations

     The Company has the following contractual obligations as of December 31, 2004:

	Less			More
	than 1	1 - 3	3 - 5	than 5
(In Thousands)	Year	Years	Years	Years	Total
Long-term debt	$10,500	2,500	5,000	23,536	41,536
Capital leases	—	—	—	—	—
Operating leases	363	652	297	—	1,312
Purchases	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$10,863	3,152	5,297	23,536	42,848

     Long-term debt contractual obligations consist of advances from the Federal Home Loan Bank. The Company has entered into operating lease agreements for certain branch facilities and automobiles. Future minimum rental payments required under the terms of these noncancellable leases are included in operating lease obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
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

     The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004:

Held for Purposes		Expected Maturity Date -
Other Than Trading		Year Ending December 31,					Fair
(In Thousands)	2005	2006-2007	2008-2009	2010-2014	Thereafter	Total	Value

Earning assets:
Loans, including unearned interest	$96,073	63,113	77,480	41,181	15,520	293,367	294,523
Average interest rate	6.14%	6.32%	6.15%	5.78%	6.03%	6.13%
Securities	3,530	6,867	2,959	16,712	30,721	60,789	60,789
Average interest rate	3.68%	2.22%	3.55%	3.62%	4.48%	3.88%
Loans held for sale	2,138	—	—	—	—	2,138	2,138
Average interest rate	5.64%	—	—	—	—	5.64%
Interest-bearing deposits in financial institutions	1	—	—	—	—	1	1
Average interest rate	0.77%	—	—	—	—	0.77%
Restricted equity securities	2,540	—	—	—	—	2,540	2,540
Average interest rate	3.44%					3.44%

Interest-bearing liabilities:
Interest-bearing time deposits	78,740	66,453	5,841	—	—	151,034	152,444
Average interest rate	2.41%	3.14%	4.11%	—	—	2.80%
Negotiable order of withdrawal accounts	13,241	—	—	—	—	13,241	13,241
Average interest rate	0.23%	—	—	—	—	0.23%
Money market demand accounts	87,524	—	—	—	—	87,524	87,524
Average interest rate	1.38%	—	—	—	—	1.38%
Savings deposits	2,201	—	—	—	—	2,201	2,201
Average interest rate	0.30%	—	—	—	—	0.30%
Federal funds purchased	21,980	—	—	—	—	21,980	21,980
Average interest rate	2.52%	—	—	—	—	2.52%
Securities sold under repurchase agreements	2,808					2,808	2,808
Average interest rate	0.82%	—	—	—	—	0.82%
Advances from Federal Home Loan Bank	10,500	2,500	5,000	23,483	53	41,536	40,591
Average interest rate	2.61%	3.55%	5.48%	3.98%	3.75%	3.78%

CAPITAL BANCORP, INC.

Consolidated Financial Statements

December 31, 2004 and 2003

(With Independent Auditor’s Report Thereon)

MAGGART & ASSOCIATES, P.C.
Certified Public Accountants
150 FOURTH AVENUE, NORTH
SUITE 2150
NASHVILLE, TENNESSEE 37219-2417
Telephone (615) 252-6100
Facsimile (615) 252-6105

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Capital Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.

February 8, 2005

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

	(In Thousands)
	2004	2003
ASSETS
Loans, net of allowance for possible loan losses of $3,503,000 and $2,901,000, respectively	$289,338	214,334
Securities available-for-sale, at market (amortized cost $60,825,000 and $46,779,000, respectively)	60,789	47,144
Loans held for sale	2,138	1,835
Interest-bearing deposits in financial institutions	1	251
Restricted equity securities	2,540	1,862

Total earning assets	354,806	265,426

Cash and due from banks	5,733	4,650
Premises and equipment, net	4,612	4,873
Cash surrender value of life insurance	4,614	4,091
Accrued interest receivable	1,569	1,260
Deferred income taxes	1,220	846
Other real estate	383	—
Other assets	1,172	823

Total assets	$374,109	281,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$280,027	224,230
Securities sold under repurchase agreements	2,808	1,790
Accrued interest and other liabilities	1,970	1,399
Advances from Federal Home Loan Bank	41,536	24,507
Federal funds purchased	21,980	9,200

Total liabilities	348,321	261,126

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, no par value, authorized 20,000,000 shares, 3,460,608 and 3,147,942 shares issued and outstanding, respectively	14,080	6,296
Additional paid-in capital	—	5,964
Retained earnings	11,730	8,357
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $14,000 and $139,000, respectively	(22)	226

Total stockholders’ equity	25,788	20,843

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$374,109	281,969

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Years Ended December 31, 2004

	(In Thousands, except per share data)
	2004	2003	2002
Interest income:
Interest and fees on loans	$15,357	13,150	12,050
Interest and dividends on securities:
Taxable securities	1,890	1,420	1,313
Exempt from Federal income taxes	276	152	71
Interest on loans held for sale	103	202	147
Interest on Federal funds sold	14	19	64
Interest on interest-bearing deposits in financial institutions	8	17	19
Interest and dividends on restricted equity securities	76	69	57

Total interest income	17,724	15,029	13,721

Interest expense:
Interest on savings accounts	7	8	12
Interest on negotiable order of withdrawal accounts	25	26	51
Interest on money market accounts	1,222	746	1,053
Interest on certificates of deposits over $100,000	1,771	1,922	1,828
Interest on certificates of deposits - other	1,713	1,397	1,274
Interest on securities sold under repurchase agreements	19	23	47
Interest on Federal funds purchased	96	52	10
Interest on advances from Federal Home Loan Bank	1,105	1,087	895

Total interest expense	5,958	5,261	5,170

Net interest income before provision for possible loan losses	11,766	9,768	8,551
Provision for possible loan losses	1,514	1,090	1,090

Net interest income after provision for possible loan losses	10,252	8,678	7,461

Non-interest income	2,210	2,578	1,978
Non-interest expense	(8,555)	(7,568)	(6,853)

Earnings before income taxes	3,907	3,688	2,586

Income taxes	534	1,291	959

Net earnings	$3,373	2,397	1,627

Basic earnings per common share	$1.04	.77	.52

Diluted earnings per common share	$1.00	.72	.50

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Years Ended December 31, 2004

	(In Thousands)
	2004	2003	2002
Net earnings	$3,373	2,397	1,627

Other comprehensive earnings (losses), net of tax:
Net unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $153,000, $168,000 and $300,000, respectively	(248)	(272)	485
Less: reclassification adjustment for gains included in net earnings, net of taxes of $2,000 for 2003	—	(4)	(1)

Other comprehensive earnings (losses)	(248)	(276)	484

Comprehensive earnings	$3,125	2,121	2,111

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Three Years Ended December 31, 2004

	(In Thousands)
					Net
					Unrealized
					Gain (Loss)
			Additional		On Available-
	Preferred	Common	Paid-In	Retained	For-Sale
	Stock	Stock	Capital	Earnings	Securities	Total
Balance December 31, 2001	$—	6,261	5,909	4,333	18	16,521

Net change in unrealized gain (loss) on available-for-sale securities, net of taxes of $300,000	—	—	—	—	484	484

Net earnings for the year	—	—	—	1,627	—	1,627

Balance December 31, 2002	—	6,261	5,909	5,960	502	18,632

Issuance of 8,700 shares of common stock related to exercise of stock options	—	35	55	—	—	90

Net change in unrealized gain (loss) on available-for-sale securities, net of taxes of $172,000	—	—	—	—	(276)	(276)

Net earnings for the year	—	—	—	2,397	—	2,397

Balance December 31, 2003	—	6,296	5,964	8,357	226	20,843

Elimination of par value	—	5,964	(5,964)	—	—	—

Issuance of 312,666 shares of common stock related to exercise of stock options	—	1,820	—	—	—	1,820

Net change in unrealized gain (loss) on available-for-sale securities, net of taxes of $153,000	—	—	—	—	(248)	(248)

Net earnings for the year	—	—	—	3,373	—	3,373

Balance December 31, 2004	$—	14,080	—	11,730	(22)	25,788

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2004

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2004	2003	2002
Cash flows from operating activities:
Interest received	$17,572	15,292	13,636
Fees received	1,538	1,334	1,195
Interest paid	(5,626)	(5,344)	(5,074)
Cash paid to suppliers and employees	(7,933)	(7,272)	(6,784)
Proceeds from sales of loans	40,475	72,174	52,411
Originations of loans held for sale	(40,106)	(67,002)	(53,884)
Income taxes paid	(1,264)	(1,439)	(1,198)

Net cash provided by operating activities	4,656	7,743	302

Cash flows from investing activities:
Purchase of available-for-sale securities	(34,468)	(50,409)	(35,925)
Proceeds from maturities, calls and principal payments of available-for-sale securities	20,196	34,633	12,760
Proceeds from sales of available-for-sale securities	—	11,055	2,001
Loans made to customers, net of repayments	(77,145)	(42,039)	(36,677)
Purchase of premises and equipment	(148)	(275)	(67)
Purchase of life insurance	(315)	(2,000)	—
Proceeds from sale of other assets	20	—	—
Decrease (increase) in interest-bearing deposits in financial institutions	250	—	(175)
Expenditures on other real estate	(43)	(4)	(1)
Proceeds from sale of other real estate	245	493	875
Purchase of restricted equity securities	(609)	—	—

Net cash used in investing activities	(92,017)	(48,546)	(57,209)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	19,484	18,828	116
Net increase in time deposits	36,313	15,507	39,686
Proceeds from exercise of stock options	1,820	90	—
Increase (decrease) in securities sold under repurchase agreements	1,018	(1,432)	368
Net increase (decrease) in advances from Federal Home Loan Bank	17,029	(1,280)	14,787
Net increase in Federal funds purchased	12,780	8,580	620

Net cash provided by financing activities	88,444	40,293	55,577

Net increase (decrease) in cash and cash equivalents	1,083	(510)	(1,330)

Cash and cash equivalents at beginning of year	4,650	5,160	6,490

Cash and cash equivalents at end of year	$5,733	4,650	5,160

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Three Years Ended December 31, 2004

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2004	2003	2002
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,373	2,397	1,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	409	451	433
Amortization and accretion	227	485	210
Provision for possible loan losses	1,514	1,090	1,090
FHLB dividend reinvestment	(69)	(65)	(54)
Provision for deferred income taxes	(222)	(127)	(123)
Loss on disposal of premises and equipment	—	11	2
Gain on sale of securities	—	(6)	(1)
Loss on sale of other real estate	42	16	19
Loss on sale of other assets	15	89	—
Increase in accrued interest receivable	(309)	(153)	(239)
Decrease (increase) in loans held for sale	(303)	3,934	(2,255)
Increase (decrease) in accrued interest payable	332	(83)	96
Decrease (increase) in other assets	44	(5)	(111)
Increase in refundable income taxes	(428)	(24)	(161)
Increase in cash surrender value of life insurance, net	(208)	(500)	(440)
Increase in other liabilities	319	230	165
Increase (decrease) in accrued income taxes	(80)	3	44

Total adjustments	1,283	5,346	(1,325)

Net cash provided by operating activities	$4,656	7,743	302

Supplemental Schedule of Non-Cash Activities:

Unrealized gain (loss) on available-for-sale securities, net of taxes of $153,000, $170,000 and $300,000, respectively	$(248)	(276)	484

Non-cash transfers from loans to other real estate	$627	—	1,154

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies

The accounting and reporting policies of Capital Bancorp, Inc. and Subsidiaries (“the Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the significant policies.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Capital Bank & Trust Company (“the Bank”) and its wholly-owned subsidiaries, CBTC Corporation and Capital Housing Improvement Projects, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans, Continued

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

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

The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on a nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Past due status of loans is based on the contractual terms of the loan. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

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

December 31, 2004, 2003 and 2002

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

The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (the reserve for which is included in other liabilities when significant); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

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

December 31, 2004, 2003 and 2002

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

December 31, 2004, 2003 and 2002

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

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Each corporation provides for income taxes on a separate-return basis.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies, Continued

(m)	Stock Options

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

Certain reclassifications have been made to the 2003 and 2002 figures to conform to the presentation for 2004.

(q)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(r)	Stock Split and Elimination of Par Value

The Company’s Board of Directors voted a 2-for-1 stock split for stockholders of record as of July 30, 2004, payable August 16, 2004. Each stockholder received one (1) additional share for each one (1) share owned. Certain share and per share data included in these consolidated financial statements has been restated to give effect to the stock split. In addition, the Board authorized a charter amendment to eliminate par value effective July 2, 2004.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies, Continued

(s)	Impact of New Accounting Standards

In June, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

In October, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 amends SFAS No. 72 and FASB Interpretation No. 9 to eliminate all acquisitions of financial institutions other than transactions between mutual enterprises from their scope. Accordingly, the excess of the purchase price paid to acquire a financial institution over the fair value of the identifiable tangible and intangible assets and liabilities acquired now must be recorded as goodwill following SFAS No. 141 and assessed for impairment following SFAS No. 142, “Goodwill and Other Intangible Assets”. Furthermore, any previously recognized unidentifiable intangible assets resulting from prior business combinations that do not meet SFAS No. 141’s criteria for separate recognition must be reclassified to goodwill. The Company has adopted SFAS No. 147, and it has not had any impact on the Company’s financial position or results of operations.

In November, 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others”, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies, Continued

(s)	Impact of New Accounting Standards, Continued

In June, 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (SOP) on Allowance for Credit Losses. If approved, the Proposed SOP would significantly change the way the allowance for possible loan losses is calculated. Under the Proposed SOP, any loans determined to be impaired, as defined in FASB Statement No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned. If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans. A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc. Management has not yet determined the impact this Proposed SOP would have on their consolidated financial statements, but anticipates that it could result in a reduction in the allowance for possible loan losses. Under the Proposal, any changes resulting from the initial application of this Proposed SOP would be treated as a change in accounting estimate.

In June, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS No. 149 loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Commitments to originate mortgage loans that will be held for investment purposes and commitments to originate other types of loans are not considered derivatives. The Company has adopted SFAS No. 149, but it has not had any material impact on the Company’s financial position or results of operations.

In November, 2003, the Emerging Issues Task Force (“EITF”) issued Position 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The EITF provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equities Securities”. For purposes of EITF No. 03-1 an investment is impaired if the fair market value of the investment is less than its cost. Controversy has developed over the criteria to be used to determine whether an impairment is other than temporary. The EITF requires that an investor should make an evidenced-based judgment about a recovery of fair value up to (or beyond) the cost of the investment by considering the severity and duration of the

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies, Continued

(s)	Impact of New Accounting Standards, Continued

impairment in relation to the forecasted recovery of fair value. Because of the controversy related to the determination of whether the impairment is other than temporary, certain positions of the EITF have been temporarily delayed. The Company cannot assess the effect on the financial position or results of operations until the controversy has been resolved. The EITF requires disclosures related to securities with fair values less than cost. The disclosures have been included in note 3 to the consolidated financial statements.

In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after June 15, 2005. Capital Bancorp, Inc. is currently assessing the impact of this SFAS; however, management does not expect the impact to be material on the financial condition or results of operations.

(2)	Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2004 and 2003 is as follows:

	(In Thousands)
	2004	2003
Commercial, financial and agricultural	$139,624	114,578
Installment	5,812	6,773
Real estate - mortgage	97,688	75,521
Real estate - construction	50,243	20,741

	293,367	217,613
Deferred loan fees	526	378
Allowance for possible loan losses	3,503	2,901

	$289,338	214,334

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(2)	Loans and Allowance for Possible Loan Losses, Continued

The principal maturities on loans at December 31, 2004 are as follows:

	(In Thousands)
	Commercial,
	Financial
	and		Real Estate -	Real Estate-
Maturity	Agricultural	Installment	Mortgage	Construction	Total
3 months or less	$10,188	874	5,716	5,680	22,458
3 to 12 months	20,704	1,096	17,320	34,495	73,615
1 to 5 years	88,636	3,770	38,708	9,480	140,594
Over 5 Years	20,096	72	35,944	588	56,700

	$139,624	5,812	97,688	50,243	293,367

At December 31, 2004, variable rate and fixed rate loans totaled $147,572,000 and $145,795,000, respectively. At December 31, 2003, variable rate and fixed rate loans totaled $104,071,000 and $113,542,000, respectively.

In the normal course of business, the Company has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $3,426,000 and $4,140,000 at December 31, 2004 and 2003, respectively. As of December 31, 2004, none of these loans were restructured, nor were any related party loans charged off in 2004 and 2003.

An analysis of the activity with respect to such loans to related parties is as follows:

	(In Thousands)
	December 31,
	2004	2003
Balance, January 1	$4,140	3,573
New loans during the year	9,875	7,760
Repayments during the year	(10,589)	(7,193)

Balance, December 31	$3,426	4,140

In 2004, 2003 and 2002, the Company originated loans for sale in the secondary market approximating $40,106,000, $67,002,000 and $53,884,000, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold for a period of one year. At December 31, 2004, the Company had not been required to repurchase any of the loans originated by the Company and sold in the secondary market. The gain on sale of these loans totaled $672,000, $1,238,000 and $782,000 in 2004, 2003 and 2002, respectively. Management expects no loss to result from these recourse provisions.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(2)	Loans and Allowance for Possible Loan Losses, Continued

Loans which have been placed on non-accrual status totaled $490,000 and $2,229,000 at December 31, 2004 and 2003, respectively. Had interest on these loans been accrued, interest income would have been increased by approximately $27,000, $83,000 and $28,000 in 2004, 2003 and 2002, respectively. Loans that are past due 90 days or more and are still accruing interest totaled $1,862,000 and $924,000 at December 31, 2004 and 2003, respectively.

Transactions in the allowance for possible loan losses of the Company for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	(In Thousands)
	2004	2003	2002
Balance - beginning of period	$2,901	2,535	2,122
Provision charged to operating expense	1,514	1,090	1,090
Loans charged off	(946)	(790)	(712)
Recoveries	34	66	35

Balance - end of year	$3,503	2,901	2,535

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Davidson County. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2004 and 2003 were as follows:

	(In Thousands)
	2004	2003
Recorded investment	$3,045	2,165
Loan loss reserve	$527	367

The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002 was $2,696,000, $1,065,000 and $162,000, respectively. The related amount of interest income recognized on these loans during 2004 was $198,000 for the period that such loans were impaired. There was no interest income recognized on these loans during 2003 and 2002 for the period that such loans were impaired.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31 was as follows:

	(In Thousands)
	Securities Available-For-Sale
	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$23,489	29	163	23,355
Obligations of states and political subdivisions	8,144	55	74	8,125
Mortgage-backed securities	29,192	222	105	29,309

	$60,825	306	342	60,789

	(In Thousands)
	Securities Available-For-Sale
	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$22,636	182	47	22,771
Obligations of states and political subdivisions	5,146	72	42	5,176
Mortgage-backed securities	18,997	242	42	19,197

	$46,779	496	131	47,144

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(3)	Debt and Equity Securities, Continued

The amortized cost and estimated market value of debt and equity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
		Estimated
		Market
Securities Available-For-Sale	Cost	Value
Less than one year	$3,512	3,530
Due after one year through five years	9,714	9,641
Due after five years through ten years	13,456	13,407
Due after ten years	4,951	4,902
Mortgage-backed securities	29,192	29,309

	$60,825	60,789

The Company periodically applies the stress test to its securities portfolio. To satisfy the stress test a security’s estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities that failed to meet the stress test.

Included in the securities above are $4,382,000 (amortized cost of $4,409,000) and $3,708,000 (amortized cost of $3,696,000) at December 31, 2004 and 2003, respectively, in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

Securities that have rates that adjust prior to maturity totaled $11,158,000 (approximate amortized cost of $11,195,000) and $10,256,000 (approximate amortized cost of $10,265,000) at December 31, 2004 and 2003, respectively.

Results from sales of debt and equity securities are as follows:

	(In Thousands)
	2004	2003	2002
Gross proceeds	$—	11,055	2,001

Gross realized gains	$—	19	1
Gross realized losses	—	(13)	—

Net realized gains	$—	6	1

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(3)	Debt and Equity Securities, Continued

Securities carried in the balance sheet of approximately $25,817,000 (amortized cost of $25,783,000) and $17,639,000 (amortized cost of $17,410,000) were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2004 and 2003, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	(In Thousands, except number of securities)
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses
U.S. Treasury and other U.S. Government agencies and corporations	$10,281	$143	8	$980	$20	1	$11,261	$163

Obligations of states and political subdivisions	4,964	64	17	384	10	3	5,348	74

Mortgage-backed securities	12,661	79	12	1,634	26	2	14,295	105

Total temporarily impaired securities	$27,906	$286	37	$2,998	$56	6	$30,904	$342

The impaired securities are considered high quality investments in line with normal industry investing practices. The unrealized losses are primarily the result of changes in the interest rate and sector environments. Consistent with the original classification, as available-for-sale securities, the Company intends and has the ability to hold the above securities until the value is realized.

The Company may sell the above or other securities in the ordinary course of business in response to unexpected and significant changes in liquidity needs, unexpected and significant increases in interest rates and/or sector spreads that significantly extend the security’s holding period, or when conducting a small volume of security transactions.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(4)	Restricted Equity Securities

Restricted equity securities consists of stock of the Federal Home Loan Bank amounting to $1,737,000 and $1,668,000 at December 31, 2004 and 2003, respectively, and stock of The Bankers Bank amounting to $803,000 and $194,000 at December 31, 2004 and 2003, respectively. The stock can be sold back only at par or a value as determined by the issuing institution and only to the respective financial institution or to another member institution. These securities are recorded at cost.

(5)	Premises and Equipment

The detail of premises and equipment at December 31, 2004 and 2003 is as follows:

	(In Thousands)
	2004	2003
Land	$1,092	1,092
Land improvements	17	14
Buildings	3,208	3,208
Leasehold improvements	1,031	977
Furniture and fixtures	615	598
Equipment	1,109	1,073
Construction in progress	17	—

	7,089	6,962
Less accumulated depreciation	(2,477)	(2,089)

	$4,612	4,873

Depreciation expense was $409,000, $451,000 and $433,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(6)	Deposits

Deposits at December 31, 2004 and 2003 are summarized as follows:

	(In Thousands)
	2004	2003
Demand deposits	$26,027	23,100
Savings deposits	2,201	1,996
Negotiable order of withdrawal	13,241	12,666
Money market demand accounts	87,524	71,747
Certificates of deposit $100,000 or greater	74,504	64,164
Other certificates of deposit	72,708	46,995
Individual retirement accounts $100,000 or greater	1,298	1,079
Other individual retirement accounts	2,524	2,483

	$280,027	224,230

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(6)	Deposits, Continued

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2004 are as follows:

(In Thousands)
Maturity	Amount
2005	$78,740
2006	54,438
2007	12,015
2008	1,835
2009	4,006

$151,034

At December 31, 2004 certificates of deposit and individual retirement accounts in denominations of $100,000 or more amounted to $75,802,000 as compared to $65,243,000 at December 31, 2003.

The aggregate amount of overdrafts reclassified as loans receivable was $250,000 and $212,000 at December 31, 2004 and 2003, respectively.

The Company is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2004 and 2003 was approximately $916,000 and $674,000, respectively.

(7)	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements were $2,808,000 and $1,790,000 at December 31, 2004 and 2003, respectively. The maximum amounts of outstanding repurchase agreements at any month end during 2004 and 2003 were $2,876,000 and $3,113,000, respectively. The average daily balance outstanding during 2004 and 2003 was $2,377,000 and $2,054,000, respectively. The weighted-average interest rate on the outstanding balance at December 31, 2004 and 2003 was 0.82% and 0.75%, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(8)	Advances from Federal Home Loan Bank

The advances from the Federal Home Loan Bank at December 31, 2004 and 2003 consist of the following:

	(In Thousands)
	December 31,
	2004		2003
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
Fixed-rate advances	$33,536	4.12%	$24,507	4.35%

Variable-rate advances	$8,000	2.42%	$—	—%

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(8)	Advances from Federal Home Loan Bank, Continued

Advances from the Federal Home Loan Bank are to mature as follows at December 31, 2004:

Year Ending	(In Thousands)
December 31,	Amount
2005	$10,500
2006	2,500
2008	5,000
2010	5,000
2011	6,000
2012	12,483
2032	53

$41,536

These advances are collateralized by approximately $110,425,000 of the Company’s commercial and real-estate mortgage loan portfolio.

(9)	Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	(In Thousands)
	2004	2003	2002
Non-interest income:
Service charges on deposit accounts	$1,214	1,077	1,029
Other fees and commissions	324	257	166
Gain on sales of loans	672	1,238	782
Gain on sale of securities	—	6	1

Total non-interest income	$2,210	2,578	1,978

Non-interest expense:
Employee salaries and benefits	$4,704	4,201	3,858
Occupancy expenses	776	737	728
Furniture and equipment expenses	424	458	399
Legal fees	284	149	215
Accounting fees	251	144	133
Data processing expenses	247	235	209
Professional fees	243	235	138
Loss on sale of other real estate	42	16	19
Loss on disposal of premises and equipment	—	11	2
Loss on sale of other assets	15	89	—
Other operating expenses	1,569	1,293	1,152

Total non-interest expense	$8,555	7,568	6,853

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(10)	Income Taxes

The components of the net deferred income tax asset are as follows:

	(In Thousands)
	December 31
	2004	2003
Deferred tax asset:
Federal	$1,153	936
State	236	191

	1,389	1,127

Deferred tax liability:
Federal	(140)	(234)
State	(29)	(47)

	(169)	(281)

	$1,220	846

     The tax effects of each type of significant item that gave rise to deferred taxes are:

	(In Thousands)
	2004	2003
Financial statement allowance for loan losses in excess of the tax allowance	$1,019	900

Excess of depreciation deducted in the financial statements over the amounts deducted for tax purposes	148	106

Financial statement deduction for deferred compensation in excess of deduction for tax purposes	204	116

Financial statement income on FHLB stock dividends not recognized for tax purposes	(169)	(142)

Unrealized loss (gain) on securities available-for-sale	14	(139)

Financial statement deduction for organizational costs in excess of the amounts deducted for tax purposes	4	5

	$1,220	846

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(10)	Income Taxes, Continued

The components of income tax expense (benefit) are summarized as follows:

	(In Thousands)
	2004	2003	2002
Current:
Federal	$609	1,167	896
State	146	251	186

	755	1,418	1,082

Deferred:
Federal	(184)	(106)	(97)
State	(37)	(21)	(26)

	(221)	(127)	(123)

Actual tax expense	$534	1,291	959

A reconciliation of actual income tax expense of $534,000, $1,291,000 and $959,000 for the years ended December 31, 2004, 2003 and 2002, respectively, to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	(In Thousands)
	2004	2003	2002
Computed “expected” tax expense	$1,328	1,254	879
State income taxes, net of Federal income tax benefit	70	151	109
State deferred income taxes related to state income tax rate increase	—	—	(6)
Disallowed expenses	13	10	11
Increase in cash surrender value of life insurance policies	(61)	(42)	(19)
Tax exempt interest, net of interest expense exclusion	(110)	(58)	(21)
Compensation deduction related to non-qualified stock option plan	(728)	(27)	—
Other items, net	22	3	6

Actual tax expense	$534	1,291	959

Total income tax expense for 2003 and 2002 includes tax expense of less than $2,000 and $1,000 related to the gain on sale of securities. There were no sales of securities in 2004.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(11)	Profit-Sharing Plan

The Company has in effect a 401(K) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old and who have completed 1,000 hours of service. Those employees who were employed on the Plan’s effective date do not have to satisfy the eligibility requirements. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2004, 2003 and 2002, the Company contributed $183,000, $165,000 and $135,000, respectively, to the plan.

(12)	Commitment and Contingencies and Other Related Party Transactions

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the financial position of the Company.

The subsidiary Bank has entered into several operating lease agreements for the main office bank building, bank branch offices, mortgage loan department office, operations center, and automobiles. Future minimum rental payments required under the terms of the noncancellable leases are as follows:

	(In Thousands)
Year Ending	Main Office	Other
December 31,	Building	Facilities	Vehicles	Total
2005	$150	204	9	363
2006	150	180	9	339
2007	150	155	8	313
2008	150	129	—	279
2009	13	5	—	18

	$613	673	26	1,312

Total rent expense under the leases amounted to $381,000, $361,000 and $359,000, respectively, during the years ended December 31, 2004, 2003 and 2002.

The operations center is leased from a partnership 50% of which is owned by a director of the Company. The amount paid for this lease was $57,000, $56,000 and $54,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has lines of credit with other financial institutions totaling $51,000,000 and $34,000,000 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, there was $29,980,000 and $9,200,000, respectively, outstanding under these lines of credit of which $8,000,000 is included in advances from Federal Home Loan Bank at December 31, 2004.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

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

	(In Thousands)
	Contract or
	Notional Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$58,207	38,326
Standby letters of credit	2,663	4,561

Total	$60,870	42,887

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counter parties drawing on such financial instruments and the present creditworthiness of such counter parties. Such commitments have been made on terms which are competitive in the markets in which the Company operates, thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $2.7 million at December 31, 2004.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

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

At December 31, 2004, the Company’s cash and due from banks included commercial bank deposits aggregating $88,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

(15)	Regulatory Matters and Restrictions on Dividends

The Company and its subsidiary are subject to regulatory capital requirements administered by the Federal Reserve Bank, Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require the Company and its subsidiary to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting principles. The Company’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company’s capital status and the amount of dividends the Company may distribute.

The Company and its subsidiary are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. The Company and its subsidiary bank are required to have minimum Tier I and Total Risk-Based Capital ratios of 4.0% and 8.0%, respectively, and a leverage ratio of 4%. The actual ratios of the Company and its subsidiary were as follows:

	Capital Bancorp, Inc.		Capital Bank & Trust
	2004	2003	2004	2003
Tier I ratio	8.71%	9.23%	8.22%	9.17%

Total risk-based ratio	9.90%	10.48%	9.41%	10.42%

Leverage ratio	7.34%	7.66%	6.91%	7.61%

As of December 31, 2004, the most recent notification from the banking regulators categorized the Company and its subsidiary as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Company’s category.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(16)	Deferred Compensation and Supplemental Executive Retirement Plans

The Company provides its directors a deferred compensation plan. The deferred compensation plan was established in 1999 to reward the directors for past performance and to provide retirement and death benefits. There were nine directors participating in the plan at December 31, 2004. The Company has also established a supplemental executive retirement plan (SERP) to provide supplemental retirement benefits to three executive officers of the Company.

The deferred compensation plan provides retirement benefits for a period of 120 months after the director reaches the age of 65. The supplemental executive retirement plan provides the two executive officers with a percentage of their anticipated annual incomes based upon a projected, hypothetical age - 65 retirement date. Each of these benefits is expected to be for a fifteen year period after retirement. The Company has purchased insurance policies to provide death benefits provided for in the plans. The insurance policies remain the sole property of the Company and are payable to the Company. At December 31, 2004 and 2003, the deferred compensation and supplemental executive retirement liabilities totaled $498,000 and $286,000, respectively, the cash surrender value of life insurance totaled $4,614,000 and $4,091,000, respectively, and the face amount of the insurance policies in force approximated $12,306,000 and $11,381,000 in 2004 and 2003, respectively. Under the terms of the deferred compensation plan, upon the death of the insured, each insured’s beneficiary is entitled to twenty-five percent (25%) of the net at risk insurance portion of the proceeds. The net at risk insurance portion is the total proceeds less the cash value of the policy. Under the terms of the SERP, at death the accrued benefits are payable to the executive officers’ beneficiaries. The plans are not qualified under Section 401 of the Internal Revenue Code.

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(17)	Stock Option Plan, Continued

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

		(In Thousands,
		except per share amounts)
		2004	2003	2002
Net earnings	As Reported	$3,373	2,397	1,627
	Proforma	$3,324	2,389	1,548

Basic earnings per common share	As Reported	$1.04	.77	.52
	Proforma	$1.02	.77	.50

Diluted earnings per common share	As Reported	$1.00	.72	.50
	Proforma	$.99	.72	.48

A summary of the stock option activity for 2004, 2003 and 2002 is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	514,000	$5.82	521,000	$5.08	346,000	$5.38
Granted	99,250	12.40	12,000	10.12	183,000	5.21
Exercised	(312,666)	(5.82)	(17,400)	(5.19)	—	—
Forfeited	(2,400)	(6.38)	(1,600)	(6.38)	(8,000)	(9.50)

Outstanding at end of year	298,184	$8.01	514,000	$5.82	521,000	$5.08

Options exercisable at year end	188,634		470,200		464,800

During the year ended December 31, 2004, the Company received tax deductions totaling $2,141,000 related to the exercise of 143,500 nonqualified stock options by certain members of the board of directors.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(17)	Stock Option Plan, Continued

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/04	Price	Life	at 12/31/04	Price
$5.00 - $8.00	190,934	$5.68	7.26 years	169,134	$5.65

$9.95 - $10.50	11,000	$10.08	8.95 years	7,000	$10.16

$10.63 - $19.50	96,250	$12.38	9.21 years	12,500	$12.15

	298,184			188,634

Shares and per share data above for 2003 and 2002 have been restated to reflect a 2 for 1 stock split effective July 30, 2004.

The fair value of options for 2004 ranged from $1.20 to $3.97 for each option. For 2003 the fair value ranged from $1.92 to $2.68, and for 2002 the fair value of each option ranged from $0.20 to $1.48. The fair value was estimated using the Black-Scholes option-pricing model. The following assumptions were used for 2004, 2003 and 2002, respectively: risk free interest rate ranging from 3.85% to 4.75%, 3.63% to 4.25%, and 3.56% to 5.11%, expected life of ten years; and dividend yield ranging from 1.54% to 2.82%, 2.57% to 2.71% and 2.95% to 4.70%. The dividend yield was computed assuming a 15% return on equity with a 30% dividend to earnings payout ratio.

(18)	Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” setsforth uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. Share and per share data for 2003 and 2002 have been restated to reflect a 2-for-1 stock split effective July 30, 2004.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(18)	Earnings Per Share, Continued

The following is a summary of the components comprising basic and diluted earnings per share (EPS):

	(In Thousands,
	except share amounts)
	2004	2003	2002
Basic EPS Computation:

Numerator - Earnings available to common stockholders	$3,373	2,397	1,627

Denominator - Weighted average number of common shares outstanding	3,257,437	3,132,396	3,130,542

Basic earnings per common share	$1.04	.77	.52

Diluted EPS Computation:

Numerator - Earnings available to common stockholders	$3,373	2,397	1,627

Denominator:
Weighted average number of common shares outstanding	3,257,437	3,132,396	3,130,542
Dilutive effect of stock options	111,901	182,230	106,382

	3,369,338	3,314,626	3,236,924

Diluted earnings per common share	$1.00	.72	.50

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(19)	Capital Bancorp, Inc. - Parent Company Financial Information

CAPITAL BANCORP, INC.
(Parent Company Only)

Balance Sheets

December 31, 2004 and 2003

	(In Thousands)
	2004		2003
ASSETS

Cash	$652	*	99	*
Investment in wholly-owned commercial bank subsidiary	24,269	*	20,698	*
Deferred tax benefit	4		6
Due from wholly-owned commercial bank subsidiary	—		10	*
Refundable income taxes	863		30

Total assets	$25,788		20,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	$—		—
Common stock, no par value, authorized 20,000,000 shares, 3,460,608 and 3,147,942 shares issued and outstanding, respectively	14,080		6,296
Additional paid-in capital	—		5,964
Retained earnings	11,730		8,357
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $14,000 and $139,000, respectively	(22)		226

Total stockholders’ equity	25,788		20,843

Total liabilities and stockholders’ equity	$25,788		20,843

*Eliminated in consolidation.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(19)	Capital Bancorp, Inc. - Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

Three Years Ended December 31, 2004

	(In Thousands)
	2004	2003	2002
Expenses:
Other	$107	71	24

Loss before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	(107)	(71)	(24)

Federal income tax benefits	861	27	9

	754	(44)	(15)

Equity in undistributed earnings of commercial bank subsidiary	2,619 *	2,441 *	1,642 *

Net earnings	3,373	2,397	1,627

Other comprehensive earnings (losses), net of tax:
Net unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $153,000, $168,000 and $300,000, respectively	(248)	(272)	485
Less: reclassification adjustment for net gains included in net earnings, net of taxes of $2,000 for 2003	—	(4)	(1)

Other comprehensive earnings (losses)	(248)	(276)	484

Comprehensive earnings	$3,125	2,121	2,111

*Eliminated in consolidation.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(19)	Capital Bancorp, Inc .- Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statements of Changes in Stockholders’ Equity

Three Years Ended December 31, 2004

	(In Thousands)
					Net Unrealized
			Additional		Gain (Loss) On
	Preferred	Common	Paid-In	Retained	Available-For-
	Stock	Stock	Capital	Earnings	Sale Securities	Total
Balance December 31, 2001	$—	6,261	5,909	4,333	18	16,521

Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $300,000	—	—	—	—	484	484

Net earnings for the year	—	—	—	1,627	—	1,627

Balance December 31, 2002	—	6,261	5,909	5,960	502	18,632

Issuance of 8,700 shares of common stock related to exercise of stock options	—	35	55	—	—	90

Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $172,000	—	—	—	—	(276)	(276)

Net earnings for the year	—	—	—	2,397	—	2,397

Balance December 31, 2003	—	6,296	5,964	8,357	226	20,843

Elimination of par value	—	5,964	(5,964)	—	—	—

Issuance of 312,666 shares of common stock related to exercise of stock options	—	1,820	—	—	—	1,820

Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $153,000	—	—	—	—	(248)	(248)

Net earnings for the year	—	—	—	3,373	—	3,373

Balance December 31, 2004	$—	14,080	—	11,730	(22)	25,788

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(19) Capital Bancorp, Inc. -

     Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2004

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2004	2003	2002
Cash flows from operating activities:
Cash paid to suppliers and other	$(107)	(71)	(24)
Tax benefits received	30	11	—

Net cash used in operating activities	(77)	(60)	(24)

Cash flows from investing activities:
Capital contribution to bank subsidiary	(1,200)	—	—
Decrease (increase) in due from subsidiary	10	(9)	(1)
Dividend received from subsidiary	—	67	65

Net cash provided by (used in) investing activities	(1,190)	58	64

Cash flows from financing activities:
Proceeds from exercise of stock options	1,820	90	—
Decrease in due to subsidiary	—	—	(29)

Net cash provided by (used in) financing activities	1,820	90	(29)

Net increase in cash and cash equivalents	553	88	11

Cash and cash equivalents at beginning of year	99	11	—

Cash and cash equivalents at end of year	$652	99	11

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(19) Capital Bancorp, Inc. -

     Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.
(Parent Company Only)

Statements of Cash Flows, Continued

Three Years Ended December 31, 2004

Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2004	2003	2002
Reconciliation of net earnings to net cash used in operating activities:
Net earnings	$3,373	2,397	1,627

Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of commercial bank subsidiary	(2,619)	(2,441)	(1,642)
Decrease in deferred income taxes	2	2	3
Increase in refundable income taxes	(833)	(18)	(12)

Total adjustments	(3,450)	(2,457)	(1,651)

Net cash used in operating activities	$(77)	(60)	(24)

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(20) Disclosures About Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

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

December 31, 2004, 2003 and 2002

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

          Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods extending from one to two years with

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(20) Disclosures About Fair Value of Financial Instruments, Continued

          Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written, Continued

rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2004 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	(In Thousands)
	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$5,734	5,734	4,901	4,901
Securities	60,789	60,789	47,144	47,144

Loans	292,841		217,235
Less: allowance for loan losses	3,503		2,901

Loans, net of allowance	289,338	290,494	214,334	218,027

Loans held for sale	2,138	2,138	1,835	1,835
Restricted equity securities	2,540	2,540	1,862	1,862

Financial liabilities:
Deposits	280,027	281,437	224,230	225,840
Securities sold under repurchase agreements	2,808	2,808	1,790	1,790
Advances from Federal Home Loan Bank	41,536	40,591	24,507	23,254
Federal funds purchased	21,980	21,980	9,200	9,200

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2004, 2003 and 2002

(20) Disclosures About Fair Value of Financial Instruments, Continued

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

(21) Quarterly Financial Data (Unaudited)

         Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(In Thousands, except per share data)
	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$5,120	4,529	4,102	3,973	3,984	3,747	3,707	3,591
Net interest income	3,411	3,047	2,716	2,592	2,675	2,458	2,360	2,275
Provision for possible loan losses	606	338	271	299	273	274	271	272
Earnings before income taxes	893	1,065	1,033	916	1,128	1,039	759	762
Net earnings	1,155	938	677	603	760	668	487	482
Basic earnings per common share	.36	.28	.21	.19	.26	.21	.15	.15
Diluted earnings per common share	.35	.27	.20	.18	.24	.20	.14	.14

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

I.	Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential

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

In this Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the prior year. Changes in interest income and expense not due solely to volume or rate changes have been allocated to the “change due to volume” and “change due to rate” in proportion to the relationship of the absolute dollar amounts of the change in each category.

Non-accrual loans have been included in the loan category. Loan fees of $1,016,000, $1,020,000 and $814,000 for 2004, 2003 and 2002, respectively, are included in loan income and represent an adjustment of the yield on these loans.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned income	$237,301	6.47%	15,357	189,870	6.93%	13,150	3,123	(916)	2,207

Investment securities - taxable	49,578	3.81	1,890	42,687	3.33	1,420	248	222	470

Investment securities - tax exempt	7,541	3.66	276	3,829	3.97	152	137	(13)	124

Taxable equivalent adjustment	—	1.88	142	—	2.04	78	70	(6)	64

Total tax-exempt investment securities	7,541	5.54	418	3,829	6.01	230	207	(19)	188

Total investment securities	57,119	4.04	2,308	46,516	3.55	1,650	410	248	658

Loans held for sale	1,825	5.64	103	3,547	5.69	202	(97)	(2)	(99)

Federal funds sold	1,403	1.00	14	1,998	.95	19	(6)	1	(5)

Interest-bearing deposits in financial institutions	425	1.88	8	596	2.85	17	(4)	(5)	(9)

Restricted equity securities	2,210	3.44	76	1,821	3.79	69	14	(7)	7

Total earning assets	300,283	5.95	17,866	244,348	6.18	15,107	3,340	(581)	2,759

Cash and due from banks	4,695			4,262

Allowance for possible loan losses	(3,112)			(2,811)

Premises and equipment	4,750			4,988

Other assets	7,240			5,081

Total assets	$313,856			255,868

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$12,854	.19%	25	12,207	.21%	26	1	(2)	(1)
Money market demand accounts	88,192	1.39	1,222	63,601	1.17	746	320	156	476
Individual retirement accounts	3,746	3.28	123	3,509	3.82	134	9	(20)	(11)
Other savings deposits	2,262	.31	7	2,123	.38	8	—	(1)	(1)
Certificates of deposit $100,000 and over	65,447	2.71	1,771	61,761	3.11	1,922	109	(260)	(151)
Certificates of deposit under $100,000	58,397	2.72	1,590	41,669	3.03	1,263	466	(139)	327

Total interest-bearing deposits	230,898	2.05	4,738	184,870	2.22	4,099	969	(330)	639

Advances from Federal Home Loan Bank	26,907	4.11	1,105	25,132	4.33	1,087	75	(57)	18
Securities sold under repurchase agreements	2,377	.80	19	2,054	1.12	23	4	(8)	(4)
Federal funds purchased	4,634	2.07	96	3,335	1.56	52	24	20	44

Total deposits and borrowed funds	264,816	2.25	5,958	215,391	2.44	5,261	1,131	(434)	697

Demand deposits	25,653			19,832

Other liabilities	757			1,062

Stockholders’ equity	22,630			19,583

Total liabilities and stockholders’ equity	$313,856			255,868

Net interest income			11,908			9,846			2,062

Net yield on earning assets		3.97%			4.03%

Net interest spread		3.70%			3.74%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned income	$189,870	6.93%	13,150	160,457	7.51%	12,050	2,084	(984)	1,100

Investment securities - taxable	42,687	3.33	1,420	29,306	4.48	1,313	500	(393)	107

Investment securities - tax exempt	3,829	3.97	152	1,581	4.49	71	90	(9)	81

Taxable equivalent adjustment	—	2.04	78	—	2.34	37	46	(5)	41

Total tax-exempt investment securities	3,829	6.01	230	1,581	6.83	108	136	(14)	122

Total investment securities	46,516	3.55	1,650	30,887	4.60	1,421	605	(376)	229

Loans held for sale	3,547	5.69	202	2,508	5.86	147	59	(4)	55

Federal funds sold	1,998	.95	19	3,875	1.65	64	(24)	(21)	(45)

Interest-bearing deposits in financial institutions	596	2.85	17	557	3.41	19	1	(3)	(2)

Restricted equity securities	1,821	3.79	69	1,359	4.19	57	17	(5)	12

Total earning assets	244,348	6.18	15,107	199,643	6.89	13,758	2,865	(1,516)	1,349

Cash and due from banks	4,262			3,663

Allowance for possible loan losses	(2,811)			(2,252)

Premises and equipment	4,988			5,247

Other assets	5,081			3,349

Total assets	$255,868			209,650

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$12,207	.21%	26	11,023	.46%	51	5	(30)	(25)
Money market demand accounts	63,601	1.17	746	58,687	1.79	1,053	82	(389)	(307)
Individual retirement accounts	3,509	3.82	134	2,346	4.73	111	47	(24)	23
Other savings deposits	2,123	.38	8	1,660	.72	12	3	(7)	(4)
Certificates of deposit $100,000 and over	61,761	3.11	1,922	48,838	3.74	1,828	434	(340)	94
Certificates of deposit under $100,000	41,669	3.03	1,263	30,157	3.86	1,163	384	(284)	100

Total interest-bearing deposits	184,870	2.22	4,099	152,711	2.76	4,218	794	(913)	(119)

Advances from Federal Home Loan Bank	25,132	4.33	1,087	19,444	4.60	895	247	(55)	192
Securities sold under repurchase agreements	2,054	1.12	23	2,928	1.61	47	(12)	(12)	(24)
Federal funds purchased	3,335	1.56	52	499	2.00	10	44	(2)	42

Total deposits and borrowed funds	215,391	2.44	5,261	175,582	2.94	5,170	1,055	(964)	91

Demand deposits	19,832			15,708

Other liabilities	1,062			857

Stockholders’ equity	19,583			17,503

Total liabilities and stockholders’ equity	$255,868			209,650

Net interest income			9,846			8,588			1,258

Net yield on earning assets		4.03%			4.30%

Net interest spread		3.74%			3.95%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

II.	Investment Portfolio:

A.	Securities at December 31, 2004 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$23,489	29	163	23,355
Obligations of states and political subdivisions	8,144	55	74	8,125
Mortgage-backed securities	29,192	222	105	29,309

	$60,825	306	342	60,789

Securities at December 31, 2003 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$22,636	182	47	22,771
Obligations of states and political subdivisions	5,146	72	42	5,176
Mortgage-backed securities	18,997	242	42	19,197

	$46,779	496	131	47,144

Securities at December 31, 2002 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$14,218	248	—	14,466
Obligations of states and political subdivisions	2,125	56	1	2,180
Mortgage-backed securities	26,190	529	18	26,701

	$42,533	833	19	43,347

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage-backed securities) of the Company at December 31, 2004:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$3,512	3,530	3.678%
One to five years	8,983	8,902	2.581
Five to ten years	13,519	13,430	3.620
More than ten years	26,667	26,802	4.582

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	52,681	52,664	3.934

Obligations of states and political subdivisions*:
One to five years	916	924	3.388
Five to ten years	3,277	3,283	5.269
More than ten years	3,951	3,918	5.475

Total obligations of states and political subdivisions	8,144	8,125	5.157

Total investment securities	$60,825	60,789	4.098%

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2004, 2003, 2002, 2001 and 2000:

	In Thousands
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$139,624	114,578	88,406	80,224	69,402
Real estate - construction	50,243	20,741	21,488	9,343	8,289
Real estate - mortgage	97,688	75,521	60,570	46,409	34,441
Installment	5,812	6,773	5,766	5,309	4,629

Total loans	293,367	217,613	176,230	141,285	116,761

Less unearned income	(526)	(378)	(310)	(211)	(172)

Total loans, net of unearned income	292,841	217,235	175,920	141,074	116,589

Less allowance for possible loan losses	(3,503)	(2,901)	(2,535)	(2,122)	(1,886)

Net loans	$289,338	214,334	173,385	138,952	114,703

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2004:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:

Commercial, financial and agricultural	$30,892	88,636	20,096	139,624

Real estate - construction	40,175	9,480	588	50,243

	$71,067	98,116	20,684	189,867

Interest-Rate Sensitivity:

Fixed interest rates	$12,494	71,533	13,667	97,694

Floating or adjustable interest rates	58,573	26,583	7,017	92,173

Total commercial, financial and agricultural loans plus real estate - construction loans	$71,067	98,116	20,684	189,867

*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2004, 2003, 2002, 2001 and 2000:

	In Thousands, Except Percentages
	2004	2003	2002	2001	2000
Non-accrual loans:
Commercial, financial and agricultural	$35	597	296	993	873
Real estate - construction	—	—	246	—	—
Real estate - mortgage	438	1,610	764	227	574
Installment	17	22	—	48	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$490	2,229	1,306	1,268	1,447

Loans 90 days past due:
Commercial, financial and agricultural	$245	180	82	317	45
Real estate - construction	—	—	—	—	—
Real estate - mortgage	1,498	686	149	171	81
Installment	119	58	53	14	6
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$1,862	924	284	502	132

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current - considered uncollectible	$—	—	—	—	—

Total non-performing loans	$2,352	3,153	1,590	1,770	1,579

Total loans, net of unearned income	$292,841	217,235	175,920	141,074	116,589

Percent of total loans outstanding, net of unearned income	.80%	1.45	.90	1.25	1.35

Other real estate	$383	—	505	244	493

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $490,000 at December 31, 2004, $2,229,000 at December 31, 2003, $1,306,000 at December 31, 2002, $1,268,000 at December 31, 2001 and $1,447,000 at December 31, 2000. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2004 if the loans had been current totaled $27,000 as compared to $83,000 in 2003, $28,000 in 2002, $56,000 in 2001 and $34,000 in 2000. The amount of interest income recognized on total loans during 2004 totaled $15,357,000 as compared to $13,150,000 in 2003, $12,050,000 in 2002, $11,488,000 in 2001 and $11,335,000 in 2000.

At December 31, 2004, loans, which include the above, totaling $4,027,000 were included in the Company’s internal classified loan list. Of these loans $3,170,000 are real estate and $857,000 are various other types of loans. The collateral values securing these loans total approximately $3,814,000, ($3,583,000 related to real property and $231,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2004 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2004 other real estate totaled $383,000. There was no other real estate at December 31, 2003.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2004, 2003, 2002, 2001 and 2000 and the years then ended:

	In Thousands, Except Percentages
	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of period	$2,901	2,535	2,122	1,886	1,330

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(333)	(356)	(569)	(211)	(231)
Real estate construction	—	—	—	—	—
Real estate - mortgage	(468)	(293)	(8)	(98)	—
Installment	(145)	(141)	(135)	(50)	(16)
Lease financing	—	—	—	—	—

	(946)	(790)	(712)	(359)	(247)

Recoveries:
Commercial, financial and agricultural	3	19	8	10	7
Real estate construction	—	—	—	—	—
Real estate - mortgage	13	—	—	—	4
Installment	18	47	27	15	—
Lease financing	—	—	—	—	—

	34	66	35	25	11

Net loan charge-offs	(912)	(724)	(677)	(334)	(236)

Provision for loan losses charged to expense	1,514	1,090	1,090	570	792

Allowance for loan losses at end of period	$3,503	2,901	2,535	2,122	1,886

Total loans, net of unearned income, at end of year	$292,841	217,235	175,920	141,074	116,589

Average total loans out- standing, net of unearned income, during year	$237,301	189,870	160,457	130,055	113,461

Net charge-offs as a percentage of average total loans outstanding, net of unearned income, during year	0.38%	0.38	0.42	0.26	0.21

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned income, at end of year	1.20%	1.34	1.44	1.50	1.62

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,722	47.6%	$2,186	52.7%
Real estate construction	78	17.1	51	9.5
Real estate mortgage	528	33.3	498	34.7
Installment	175	2.0	166	3.1

	$3,503	100.0%	$2,901	100.0%

	December 31, 2002		December 31, 2001
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,923	50.3%	$1,380	56.9%
Real estate construction	98	12.2	286	6.6
Real estate mortgage	390	34.2	286	32.7
Installment	124	3.3	170	3.8

	$2,535	100.0%	$2,122	100.0%

	December 31, 2000
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$1,179	59.5%
Real estate construction	283	7.1
Real estate mortgage	283	29.4
Installment	141	4.0

	$1,886	100.0%

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

V.	Deposits:

The average amounts and average interest rates for deposits for 2004, 2003 and 2002 are detailed in the following schedule:

	2004		2003		2002
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$25,653	—%	19,832	—%	15,708	—%
Negotiable order of withdrawal accounts	12,854	.19%	12,207	.21%	11,023	.46%
Money market demand accounts	88,192	1.39%	63,601	1.17%	58,687	1.79%
Individual retirement accounts	3,746	3.28%	3,509	3.82%	2,346	4.73%
Other savings	2,262	.31%	2,123	.38%	1,660	.72%
Certificates of deposit $100,000 and over	65,447	2.71%	61,761	3.11%	48,838	3.74%
Certificates of deposit under $100,000	58,397	2.72%	41,669	3.03%	30,157	3.86%

	$256,551	1.85%	204,702	2.00%	168,419	2.50%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2004:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$28,753	123	28,876

Three to six months	9,488	203	9,691

Six to twelve months	5,098	—	5,098

More than twelve months	31,165	972	32,137

	$74,504	1,298	75,802

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Return on assets	1.07%	0.94%	0.78%
(Net income divided by average total assets)

Return on equity	14.90%	12.24%	9.30%
(Net income divided by average equity)

Dividend payout ratio	—%	—%	—%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	7.21%	7.65%	8.35%
(Average equity divided by average total assets)

Leverage capital ratio	7.34%	7.66%	7.69%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for- sale securities)

The minimum leverage capital ratio required by the regulatory agencies is 4%.

Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2004 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities	$25,810

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	3,503

Total risk-based capital	$29,313

Risk-weighted assets	$296,224

Risk-based capital ratios:
Tier I capital ratio	8.71%

Total risk-based capital ratio	9.90%

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2004, the Company was in compliance with these requirements.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2004:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned income	$292,841	136,506	5,284	4,639	13,716	132,696
Securities	60,789	215	—	4,016	598	55,960
Loans held for sale	2,138	2,138	—	—	—	—
Interest-bearing deposits in financial institution	1	1	—	—	—	—
Restricted equity securities	2,540	2,540	—	—	—	—

Total earning assets	358,309	141,400	5,284	8,655	14,314	188,656

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	13,241	13,241	—	—	—	—
Money market demand accounts	87,524	87,524	—	—	—	—
Individual retirement accounts	3,822	1,172	223	274	371	1,782
Other savings	2,201	2,201	—	—	—	—
Certificates of deposit, $100,000 and over	74,504	17,871	17,482	9,488	5,098	24,565
Certificates of deposit, under $100,000	72,708	15,704	6,770	8,462	17,544	24,228
Federal funds purchased	21,980	21,980	—	—	—	—
Securities sold under repurchase agreements	2,808	2,808	—	—	—	—
Advances from Federal Home Loan Bank	41,536	13,000	6,000	—	12,500	10,036

	320,324	175,501	30,475	18,224	35,513	60,611

Interest-sensitivity gap	$37,985	(34,101)	(25,191)	(9,569)	(21,199)	128,045

Cumulative gap		(34,101)	(59,292)	(68,861)	(90,060)	37,985

Interest-sensitivity gap as % of total assets		(9.12)	(6.73)	(2.56)	(5.67)	34.23

Cumulative gap as % of total assets		(9.12)	(15.85)	(18.41)	(24.08)	10.15

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2004

VII.	Short-Term Borrowings:

Information related to short-term borrowings in excess of 30% of stockholders’ equity is as follows:

	In Thousands
	2004	2003	2002
Advances from Federal Home Loan Bank:

Balance outstanding - end of year	$41,536	$24,507	$25,787

Weighted average interest rate on balance outstanding at end of year	3.78%	4.35%	4.36%

Maximum amount of borrowings at any month end	$41,536	$33,411	$31,402

Average amounts outstanding during each year	$26,907	$25,132	$19,444

Weighted average interest rate on average amounts outstanding during the year	4.11%	4.33%	4.60%