Form 10-Q
period 2005-03-31
CAPITAL BANCORP INC
filed 2005-05-13
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD
FROM _________ TO _________

Commission File Number 000-51114

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

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 3,465,008 shares at May 13, 2005

CAPITAL BANCORP, INC.

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets - March 31, 2005 and December 31, 2004.

Consolidated Statements of Earnings - For the three months ended March 31, 2005 and 2004.

Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2005 and 2004.

Consolidated Statements of Cash Flows - For the three months ended March 31, 2005 and 2004.

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

Item 6. Exhibits

Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATIONS OF THE CEO & CFO

CAPITAL BANCORP, INC.

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Unaudited)

	(In Thousands)
	March 31,	December 31,
	2005	2004
ASSETS

Loans, net of allowance for possible loan losses of $3,786,000 and $3,503,000, respectively	$313,138	289,338
Securities available-for-sale, at market (amortized cost $59,584,000 and $60,825,000, respectively)	58,759	60,789
Loans held for sale	794	2,138
Interest-bearing deposits in financial institutions	1	1
Restricted equity securities	2,603	2,540

Total earning assets	375,295	354,806

Cash and due from banks	5,485	5,733
Premises and equipment, net	4,636	4,612
Cash surrender value of life insurance	4,655	4,614
Accrued interest receivable	1,608	1,569
Deferred income taxes	1,523	1,220
Other real estate	376	383
Other assets	814	1,172

Total assets	$394,392	374,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$303,567	280,027
Securities sold under repurchase agreements	3,167	2,808
Accrued interest and other liabilities	2,036	1,970
Advances from Federal Home Loan Bank	52,298	41,536
Federal funds purchased	7,190	21,980

Total liabilities	368,258	348,321

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, no par value, authorized 20,000,000 shares, 3,463,008 and 3,460,608 shares issued and outstanding, respectively	14,102	14,080
Retained earnings	12,541	11,730
Net unrealized losses on available-for-sale securities, net of taxes of $316,000 and $14,000, respectively	(509)	(22)

Total stockholders’ equity	26,134	25,788

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$394,392	374,109

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(Dollars in Thousands,
	Except Per Share Amount)
Interest income:
Interest and fees on loans	$4,965	3,455
Interest and dividends on securities:
Taxable securities	500	404
Exempt from Federal income taxes	74	60
Interest on loans held for sale	15	27
Interest on Federal funds sold	—	5
Interest on interest-bearing deposits in financial institutions	1	4
Interest and dividends on restricted equity securities	22	18

Total interest income	5,577	3,973

Interest expense:
Interest on savings accounts	9	2
Interest on negotiable order of withdrawal accounts	12	5
Interest on money market accounts	355	269
Interest on certificates of deposits over $100,000	564	458
Interest on certificates of deposits - other	618	371
Interest on securities sold under repurchase agreements	6	4
Interest on Federal funds purchased	97	7
Interest on advances from Federal Home Loan Bank	434	265

Total interest expense	2,095	1,381

Net interest income before provision for possible loan losses	3,482	2,592
Provision for possible loan losses	339	299

Net interest income after provision for possible loan losses	3,143	2,293

Non-interest income:
Service charges on deposit accounts	263	276
Other fees and commissions	91	90
Gain on sales of loans	111	157
Gain on calls of securities	2	1

Total non-interest income	467	524

Non-interest expense:
Employee salaries and benefits	1,448	1,042
Occupancy expenses	198	195
Furniture and equipment expenses	101	100
Data processing expense	65	59
Legal fees and expenses	48	47
Professional fees	44	53
Other operating expenses	455	401
Loss on sale of other assets	—	4
Loss on sale of other real estate	3	—

Total non-interest expense	2,362	1,901

Earnings before income taxes	1,248	916
Income taxes	437	313

Net earnings	$811	603

Weighted average number of shares outstanding	3,461,044	3,148,482

Basic earnings per common share	$.23	.19

Diluted earnings per common share	$.23	.18

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	(In Thousands)
	2005	2004
Net earnings	$811	603

Other comprehensive gains (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $302,000 and $112,000, respectively	(487)	181

Other comprehensive gains (losses)	(487)	181

Comprehensive earnings	$324	784

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2005	2004
Cash flows from operating activities:
Interest received	$5,526	4,046
Fees received	357	366
Interest paid	(1,893)	(1,322)
Cash paid to suppliers and employees	(2,445)	(2,324)
Proceeds from loan sales	7,032	8,242
Originations of loans held for sale	(5,577)	(9,102)
Income taxes paid	(76)	(100)

Net cash provided by (used in) operating activities	2,924	(194)

Cash flows from investing activities:
Purchase of available-for-sale securities	(3,167)	(12,085)
Proceeds from maturities, calls and principal payments of available-for-sale securities	4,403	9,203
Loans made to customers, net of repayments	(24,139)	(986)
Purchase of premises and equipment	(122)	(43)
Purchase of restricted equity securities	(44)	—
Decrease in interest-bearing deposits in financial institutions	—	250
Proceeds from sales of other real estate	11	158
Expenditures on other real estate	(7)	—
Proceeds from sale of other assets	—	20

Net cash used in investing activities	(23,065)	(3,483)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	1,828	15,444
Net increase in time deposits	21,712	2,234
Net increase (decrease) in securities sold under repurchase agreements	359	(373)
Net increase (decrease) in advances from Federal Home Loan Bank	10,762	(86)
Proceeds from exercise of stock options	22	14
Net decrease in Federal funds purchased	(14,790)	(9,200)

Net cash provided by financing activities	19,893	8,033

Net increase in cash and cash equivalents	(248)	4,356

Cash and cash equivalents at beginning of period	5,733	4,650

Cash and cash equivalents at end of period	$5,485	9,006

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	(In Thousands)
	2005	2004
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$811	603
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	105	161
Provision for possible loan losses	339	299
FHLB dividend reinvestment	(19)	(16)
Decrease in refundable income taxes	361	215
Loss on other assets	—	4
Loss (gain) on sale of other real estate	3	(1)
Gain on called securities	(2)	—
Decrease (increase) in accrued interest receivable	(39)	41
Decrease (increase) in loans held for sale	1,344	(1,017)
Increase in deferred tax asset	—	(1)
Increase in interest payable	202	59
Decrease (increase) in other assets	(4)	17
Decrease in other liabilities	(136)	(200)
Increase (decrease) in accrued income taxes	—	(1)
Increase in cash surrender value of life insurance, net	(41)	(357)

Total adjustments	2,113	(797)

Net cash provided by (used in) operating activities	$2,924	(194)

Supplemental Schedule of Non-Cash Activities:

Unrealized gains (losses) on available-for-sale securities, net of taxes of $302,000 and $112,000, respectively	$(487)	181

Non-cash transfers from loans to other real estate	$—	157

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, comprehensive earnings for the three months ended March 31, 2005 and 2004 and changes in cash flows for the three months ended March 31, 2005 and 2004. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2004 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

Forward-Looking Statements

     Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be, or prove to be, inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, intend, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Any system (such as the system for identifying loan losses) is subject to inherent risks and to unanticipated events. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation, and specifically disclaims any intention, to publish revised forward-looking statements or reports to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

Liquidity and Interest Rate Sensitivity Management

     The concept of liquidity involves the ability of the Company to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

     Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market accounts, generally require higher costs than savings accounts.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $5.1 million (8.7% of the portfolio) are presently scheduled to mature or reprice within the next twelve months.

     A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2005, loans of approximately $176.8 million (55.8% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $56.2 million (32.5% of the total time deposit portfolio) will mature during the next twelve months. The Company’s deposit base increased approximately $23.5 million during the quarter ended March 31, 2005. The increase in deposits consists of a $1.8 million increase in transactional accounts and a $21.7 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $52.3 million at March 31, 2005 from $41.5 million at December 31, 2004.

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

Off Balance Sheet Arrangements

     At March 31, 2005, the Company had unfunded loan commitments outstanding of $72.0 million and outstanding standby letters of credit of $3.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

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

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 6.6% at March 31, 2005 and 6.9% at December 31, 2004, respectively. Total assets increased 5.4% during the three months ended March 31, 2005. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2005 was 12.4% compared to 11.1% for the comparable period in 2004. The Company’s capital at March 31, 2005 of $26,134,000 results from beginning capital of $25,788,000 plus net earnings of $811,000, plus increase in unrealized losses on available-for-sale securities of $487,000 plus proceeds of $22,000 related to the exercise of stock options.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2005 the Company and its subsidiary have a Tier 1 risk-based ratio of 8.4%, a total capital to risk-based ratio of 9.6% and a Tier 1 leverage ratio of 7.0%. These ratios fell within the category of “well capitalized” under the regulations.

     In view of the continued growth of the Company, the Company continues to study various alternatives for increasing its capital, in addition to the increase resulting from its earnings. Among other means for raising additional capital to support anticipated future growth, the Company is considering such alternatives as a rights offering to current holders, the sale of trust preferred securities, an additional public or private offering of its securities, or some combination of these methods. Presently, the Company has not finalized its plans and its ultimate decision may be quite different from those disclosed in this paragraph.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at March 31, 2005.

     Capital Bancorp, Inc. is subject to numerous federal and state laws, rules and regulations, and compliance with these legal requirements is mandatory. One significant and developing area of law involves Homeland Security and the Bank Secrecy Act. The Company currently believes that its systems are adequate to meet its compliance needs with respect to these and other regulations. However, compliance with the Bank Secrecy Act may prove expensive to the Company in the near-term and in the long-term. Management cannot at this time quantify the costs of compliance or the expense of inadvertent non-compliance.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Stock Option Plan

     In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 1,000,000 shares of the Company’s stock. The Company agreed with the Bank that it would exchange its options to the holders of stock options under the Bank’s stock option plan on an option-for-option basis. Thus options that were outstanding under the Bank’s stock option plan have been exchanged for options under the Company’s stock option plan. It is intended that the holders of the Bank’s options will be able to exercise their options on exactly the terms and conditions that they could have exercised Bank stock options. Thus substantially identical vesting, exercise price, and all other material terms of exercise have been granted on the stock options exchanged by Bank stock option holders. (Thus, for example, Bank stock options that were fully vested at the time that the Company acquired the Bank became fully vested at the time of their exchange for Company stock options.) At March 31, 2005, the Company has outstanding options to purchase 311,204 shares of its common stock, of which options for 207,784 shares of the Company’s common stock are currently exercisable.

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

		In Thousands,
		Except Per Share Amounts
		Three Months	Three Months
		Ended	Ended
		March 31, 2005	March 31, 2004
Net earnings	As Reported	$811	$603
	Proforma	$792	$602

Basic earnings per common share	As Reported	$.23	$.38
	Proforma	$.23	$.38

Diluted earnings per common share	As Reported	$.23	$.36
	Proforma	$.22	$.36

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Stock Option Plan, Continued

     In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Capital Bancorp, Inc. is currently assessing the impact of this SFAS; however, management does not expect the impact to be material to the financial condition or results of operations.

Results of Operations

     Net earnings were $811,000 for the three months ended March 31, 2005 as compared to $603,000 for the same period in 2004. The increase in earnings is the result of continued growth in the assets of the Company.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during a period of volatility in interest.

     The Company’s interest income, excluding tax equivalent adjustments, increased by $1,604,000 or 40.4% during the three months ended March 31, 2005 as compared to the same period in 2004. The ratio of average earning assets to total average assets was 95.8% for the quarter ended March 31, 2005 and 94.6% for the quarter ended March 31, 2004.

     Interest expense increased by $714,000 for the three months ended March 31, 2005 or 51.7% to $2,095,000 compared to $1,381,000 for the same period in 2004. Such increases in interest expense can be attributable primarily to an increase in average interest bearing liabilities.

     The foregoing resulted in net interest income of $3,482,000 for the three months ended March 31, 2005, for an increase of $890,000 or 34.3%, compared to the same period in 2004. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest rates are expected to increase or remain relatively stable in 2005. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2005 to maintain a satisfactory net interest margin.

     Non-interest income decreased $57,000 or 10.9% to $467,000 during the three months ended March 31, 2005 compared to $524,000 for the same period in 2004. The decrease in 2005 was due primarily to a decrease in gain on sales of loans during the first quarter of 2005 compared to 2004.

     Non-interest expense increased $461,000 or 24.3% to $2,362,000 during the first three months of 2005 compared to $1,901,000 during the same period in 2004. The increase in 2005 was due primarily to increases in salaries and employee benefits.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Income taxes were $437,000 for the first quarter of 2005 as compared to income taxes of $313,000 for the first quarter of 2004.

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with basic earnings per share plus the effect of common shares contingently issuable from stock options.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2005 and 2004:

(In Thousands, except share amounts)	2005	2004
Basic EPS Computation:
Numerator – income available to common shareholders	$811	603

Denominator – weighted average number of common shares outstanding	3,461,044	3,148,482

Basic earnings per common share	$.23	.19

Diluted EPS Computation:
Numerator – income available to common shareholders	$811	603

Denominator:
Weighted average number of common shares outstanding	3,461,044	3,148,482
Dilutive effect of stock options	140,864	231,542

	3,601,908	3,380,024

Diluted earnings per common share	$.23	.18

     The Company’s total assets increased 5.4% to $394,392,000 at March 31, 2005 from $374,109,000 at December 31, 2004. Loans, net of allowance for possible loan losses, totaled $313,138,000 at March 31, 2005, a 8.2% increase compared to $289,338,000 at December 31, 2004. Investment securities decreased $2,030,000 or 3.3% from December 31, 2004 to $58,759,000 at March 31, 2005.

     Total liabilities increased by 5.7% to $368,258,000 for the three months ended March 31, 2005 compared to $348,321,000 at December 31, 2004. This increase was composed primarily of a $23,540,000 increase in total deposits during the three months ended March 31, 2005, a $10,762,000 increase in advances from the Federal Home Loan Bank and a $14,790,000 decrease in Federal funds purchased.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following schedule details the loans of the Company at March 31, 2005 and December 31, 2004:

	(In Thousands)
	March 31,	December 31,
	2005	2004
Commercial, financial & agricultural	$146,194	139,624
Real estate – construction	60,942	50,243
Real estate – mortgage	104,864	97,688
Consumer	4,924	5,812

	$316,924	293,367

     The Company has designed and implemented a system calculated and intended to identify weaknesses or losses in its loan portfolio. The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

     The Company’s first mortgage single family residential, consumer and other revolving credit plans which total approximately $92,169,000, $4,629,000 and $295,000, respectively at March 31, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower’s anticipated ability to pay and/or the Bank’s anticipated ability to collect from the borrower, from collateral liquidation and/or from other obligors (such as guarantors).

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2005, the Company had nonaccrual loans totaling $1,389,000 as compared to $490,000 at December 31, 2004.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2005, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Impaired loans and related allowance for loan loss amounts at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005		December 31, 2004
		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$2,511	455	3,045	527

Impaired loans with no allowance for loan loss	—	—	—	—

	$2,511	455	3,045	527

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the three months ended March 31, 2005 and 2004 was $2,278,000 and $1,208,000, respectively. There was no interest income recognized on these loans for the period that such loans were impaired.

     The following schedule details selected information as to non-performing loans of the Company at March 31, 2005:

	March 31, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate — mortgage	$844	1,213	1,498	438
Real estate — construction	—	—	—	—
Installment loans	74	20	119	17
Commercial	71	156	245	35

	$989	1,389	1,862	490

Renegotiated loans	$18	35	—	—

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$3,503	2,901
Add (deduct):
Losses charged to allowance	(78)	(305)
Recoveries credited to allowance	22	7
Provision for loan losses	339	299

Balance, March 31, 2005 and 2004, respectively	$3,786	2,902

     The provision for loan losses was $339,000 and $299,000 for the first three months of 2005 and 2004, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.

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

     The following table presents total internally graded loans as of March 31, 2005 and December 31, 2004:

	March 31, 2005
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$917	26	840	51
Real estate mortgage	3,316	423	2,817	76
Real estate construction	—	—	—	—
Consumer	112	20	92	—

	$4,345	469	3,749	127

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

	December 31, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$666	—	666	—
Real estate mortgage	3,170	490	2,551	129
Real estate construction	—	—	—	—
Consumer	191	19	114	58

	$4,027	509	3,331	187

     The collateral values at March 31, 2005, based on estimates received by management, securing these loans total approximately $4,336,000 ($3,777,000 related to real property and $559,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

     Residential real estate loans that are graded substandard totaling $2,817,000 and $2,551,000 at March 31, 2005 and December 31, 2004 consist of thirty-six and twenty-one individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,965	46.1%	$2,722	47.6%
Real estate construction	101	19.2	78	17.1
Real estate mortgage	546	33.1	528	33.3
Consumer	174	1.6	175	2.0

	$3,786	100.0%	$3,503	100.0%

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

          Securities totaled $58,759,000 and $60,789,000 at March 31, 2005 and December 31, 2003, respectively, and was a primary component of the Company’s earning assets. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Debt securities for which the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized costs.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

     The Company’s classification of securities is as follows:

	Available-for-Sale
	March 31, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$20,467	20,150	$23,489	23,355
Mortgage-backed securities	30,998	30,578	29,192	29,309
Obligations of states and political subdivisions	8,119	8,031	8,144	8,125

	$59,584	58,759	$60,825	60,789

     No securities have been classified as trading or held-to-maturity securities.

          There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

          In addition, the Bank has invested in bank owned life insurance (“BOLI”) policies to finance certain proposed employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research, BOLI is a widely used tool intended to benefit the Bank and to enable the Bank to provide cost-effective benefits for employees. The Bank treats BOLI life insurance products as bank investments. Presently, the Bank has invested $2,315,000 in these policies, which earned $28,000 for the Bank during the first quarter of 2005 (a 4.8% annualized rate of return).

CAPITAL BANCORP, INC.

FORM 10-Q, CONTINUED

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Annual Meetings

     The Company’s 2005 Annual Meeting of Shareholders is scheduled to be held on May 18, 2005. The 2006 Annual Meeting of Shareholders is anticipated to be held on April 19, 2006.

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

     There are no known material changes in reported market risks during the three months ended March 31, 2005 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

     Because the Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, the Company is subject to the requirements of Section 404, and other provisions, of the Sarbanes-Oxley Act of 2002 (SOX). Under SOX, the Public Company Accounting Oversight Board has imposed significant internal procedures, internal controls, and other requirements on public companies such as the Company, and compliance with these requirements may prove expensive to the Company.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

CAPITAL BANCORP, INC.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	The issuer did not repurchase any of its shares during the first quarter of 2005.

The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-Q, as well as those discussed with respect to dividends and capital in the Company’s Annual Report on Form 10-K, particularly in the section “Supervision and Regulation” and in the discussion of the Company’s common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	Not applicable.

Item 6. EXHIBITS

(a)	Exhibits 31.1 and 31.2 consist of Rule 13a-14 and 15d-14 certifications.

(b)	Exhibit 32 consists of Section 1350 certifications.

CAPITAL BANCORP, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BANCORP, INC.
(Registrant)
DATE: May 13, 2005	/s/ R. Rick Hart
R. Rick Hart, President and
Chief Executive Officer

DATE: May 13, 2005	/s/ Sally P. Kimble
Sally P. Kimble, Executive Vice President and
Chief Financial Officer