Form 10-Q
period 2005-06-30
CAPITAL BANCORP INC
filed 2005-08-15
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 333-56682
CAPITAL BANCORP, INC.
(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1848668

(State or Other Jurisdiction of	(IRS Employer Identification Number)
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
Common stock outstanding: 3,467,529 shares at August 9, 2005

CAPITAL BANCORP, INC.

Part 1: Financial Information

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets — June 30, 2005 and December 31, 2004.

Consolidated Statements of Earnings — For the three months and six months ended June 30, 2005 and 2004.

Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2005 and 2004.

Consolidated Statements of Cash Flows — For the six months ended June 30, 2005 and 2004.

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
EX-10.1 LEASE AGREEMENT
EX-10.2 LEASE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.2 SECTION 906 CERTIFICATIONS OF THE CEO & CFO

CAPITAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Unaudited)

	(In Thousands)
	June 30,	December 31,
	2005	2004
ASSETS

Loans, net of allowance for possible loan losses of $4,107,000 and $3,503,000, respectively	$338,513	289,338
Securities available-for-sale, at market (amortized cost $58,302,000 and $60,825,000, respectively)	58,039	60,789
Loans held for sale	1,562	2,138
Interest-bearing deposits in financial institutions	476	45
Restricted equity securities	2,744	2,540

Total earning assets	401,334	354,850

Cash and due from banks	8,431	5,689
Premises and equipment, net of accumulated depreciation	5,208	4,612
Cash surrender value of life insurance	4,695	4,614
Accrued interest receivable	1,761	1,569
Deferred income taxes	1,308	1,220
Other real estate	—	383
Investment in nonconsolidated variable interest entity	372	—
Other assets	1,441	1,172

Total assets	$424,550	374,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$328,677	280,027
Securities sold under repurchase agreements	2,376	2,808
Accrued interest and other liabilities	2,610	1,970
Advances from Federal Home Loan Bank	48,117	41,536
Federal funds purchased	3,035	21,980
Other borrowings	9	—
Junior subordinated debentures	12,372	—

Total liabilities	397,196	348,321

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, no par value, authorized 20,000,000 shares, 3,467,129 and 3,460,608 shares issued and outstanding, Respectively	14,148	14,080
Retained earnings	13,368	11,730
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $101,000 and $14,000, respectively	(162)	(22)

Total stockholders’ equity	27,354	25,788

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$424,550	374,109

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars In Thousands		(Dollars in Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$5,742	3,514	$10,707	6,969
Interest and dividends on securities:
Taxable securities	495	463	995	867
Exempt from Federal income taxes	81	64	155	124
Interest on loans held for sale	28	35	43	62
Interest on Federal funds sold	—	7	—	12
Interest on interest-bearing deposits in financial Institutions	6	2	7	6
Interest and dividends on restricted equity securities	25	17	47	35
Interest on trust preferred securities	1	—	1	—

Total interest income	6,378	4,102	11,955	8,075

Interest expense:
Interest on savings accounts	122	1	131	3
Interest on negotiable order of withdrawal accounts	22	6	34	11
Interest on money market accounts	374	297	729	566
Interest on certificates of deposits over $100,000	705	415	1,269	873
Interest on certificates of deposits – other	730	403	1,348	774
Interest on securities sold under repurchase agreements	10	4	16	8
Interest on advances from Federal Home Loan Bank	525	256	959	521
Interest on Federal funds purchased	80	4	177	11
Interest on subordinated debentures	27	—	27	—
Interest on other borrowings	11	—	11	—

Total interest expense	2,606	1,386	4,701	2,767

Net interest income before provision for possible loan losses	3,772	2,716	7,254	5,308
Provision for possible loan losses	441	271	780	570

Net interest income after provision for possible loan losses	3,331	2,445	6,474	4,738

Non-interest income:
Service charges on deposit accounts	271	307	534	583
Other fees and commissions	86	82	177	172
Gain on sale of loans	215	227	326	384
Gain on call of securities	3	—	5	—
Gain on sale of other real estate	6	—	6	1

Total non-interest income	581	616	1,048	1,140

Non-interest expenses:
Employee salaries and benefits	1,563	1,076	3,011	2,118
Occupancy expenses	237	227	435	422
Furniture and equipment expenses	119	61	220	161
Data processing expense	66	61	131	120
Legal fees and expenses	64	78	112	125
Professional fees	44	116	88	205
Other operating expenses	544	406	999	771
Loss on writedown of other assets	3	3	6	7

Total non-interest expense	2,640	2,028	5,002	3,929

Earnings before income taxes	1,272	1,033	2,520	1,949
Income taxes	445	356	882	669

Net earnings	$827	677	$1,638	1,280

Weighted average number of shares outstanding	3,464,658	1,575,710	3,462,861	1,574,975

Basic earnings per common share	$.24	.21	$.47	.41

Diluted earnings per common share	$.23	.20	$.45	.38

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Net earnings	$827	677	$1,638	1,280

Other comprehensive earnings (losses) net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $215,000, $420,000, $87,000 and $532,000, respectively	350	(680)	(137)	(861)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $2,000 and $2,000, Respectively	(3)	—	(3)	—

Other comprehensive earnings (losses)	347	(680)	(140)	(861)

Comprehensive earnings (losses)	$1,174	(3)	$1,498	419

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	(In Thousands)
	2005	2004
Cash flows from operating activities:
Interest received	$11,773	8,106
Fees received	711	755
Interest paid	(4,393)	(2,741)
Cash paid to suppliers and employees	(4,704)	(3,901)
Proceeds from loan sales	21,591	22,844
Originations of loans held for sale	(20,689)	(21,725)
Income taxes paid	(979)	(785)

Net cash provided by operating activities	3,310	2,553

Cash flows from investing activities:
Purchase of available-for-sale securities	(6,728)	(27,654)
Proceeds from sale of other real estate	19	157
Proceeds from maturities, calls and principal payments of available- for-sale securities	9,204	13,113
Loans made to customers, net of repayments	(49,575)	(10,196)
Purchase of premises and equipment	(816)	(83)
Decrease (increase) in interest-bearing deposits in financial institutions	(431)	250
Expenditures on other real estate	(10)	—
Proceeds from sale of other assets	—	20
Purchase of restricted equity securities	(162)	(609)
Purchase of life insurance	—	(315)
Investment in nonconsolidated variable interest entity	(372)	—

Net cash used in investing activities	(48,871)	(25,317)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit Accounts	21,843	15,976
Net increase in time deposits	26,807	13,406
Net increase (decrease) in securities sold under repurchase Agreements	(432)	1,086
Net increase (decrease) in advances from Federal Home Loan Bank	6,581	(829)
Net increase (decrease) in Federal funds purchased	(18,945)	(6,990)
Issuance of junior subordinated debentures	12,372	—
Net increase in other borrowings	9	—
Proceeds from issuance of stock	68	40

Net cash provided by financing activities	48,303	22,689

Net increase (decrease) in cash and cash equivalents	2,742	(75)

Cash and cash equivalents at beginning of period	5,689	4,650

Cash and cash equivalents at end of period	$8,431	4,575

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	(In Thousands)
	2005	2004
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,638	1,280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	272	325
Provision for possible loan losses	780	570
FHLB dividend reinvestment	(42)	(33)
Gain on call of securities	(5)	—
Increase in refundable income taxes	(97)	(35)
Gain on sale of other real estate	(6)	(1)
Loss on sale/writedown of other assets	6	7
Increase in accrued interest receivable	(192)	(48)
Decrease in loans held for sale	576	735
Increase in deferred tax asset	—	(1)
Increase in interest payable	308	26
Decrease (increase) in other assets	(179)	17
Increase in cash surrender value of life insurance, net	(81)	(88)
Increase (decrease) in other liabilities	332	(121)
Decrease in accrued income taxes	—	(80)

Total adjustments	1,672	1,273

Net cash provided by operating activities	$3,310	2,553

Supplemental Schedule of Non-Cash Activities:

Unrealized gain (loss) on available-for-sale securities, net of taxes of $87,000 and $532,000, respectively	$(140)	(861)

Non-cash transfers from loans to other real estate	$—	486

Non-cash transfers from other real estate to loans	$380	—

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANK & TRUST COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
Basis of Presentation
The unaudited consolidated financial statements include the accounts of Capital Bancorp, Inc. (Company), Capital Bank & Trust Company (Bank), its wholly-owned subsidiary, and CBTC Corporation and Capital Housing Improvement Projects, Inc., wholly-owned subsidiaries of the Bank. The Company also has an investment in an unconsolidated subsidiary, Capital Bancorp Capital Trust I (Trust).
The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of operations for the three months and six months ended June 30, 2005 and 2004, comprehensive earnings for the three months and six months ended June 30, 2005 and 2004 and changes in cash flows for the six months ended June 30, 2005 and 2004. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2004 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to prior period numbers to conform with current period presentation.
Trust Preferred Securities
On June 16, 2005, the Company closed a private offering of 12,000 floating rate Preferred Securities offered and sold by Capital Bancorp Capital Trust I having a liquidation amount of $1,000 each. The proceeds from the issuance, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company in the amount of $372,000, were invested in floating rate Junior Subordinated Debentures (the “Debentures”) of the Company totaling $12,372,000. The Debentures are due June 30, 2035 and may be redeemed after five years, and sooner in certain specific events, including in the event that the financing is not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. The sole assets of the Trust are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company.
The Company owns all of the common securities of the Trust. The floating rate securities bear interest at a rate of 5.642%, and the interest rate will be adjusted quarterly after June 30, 2010 at a rate of three month LIBOR plus 1.50%. The Company intends to use the capital for general operating purposes.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)
Trust Preferred Securities, Continued
The proceeds of the issuance of the floating rate Preferred Securities by the Trust qualify as Tier 1 capital under the Board of Governor’s of the Federal Reserve System’s notice of final rulemaking, dated March 1, 2005. Under the final rule, the proceeds from the issuance will be subject to increased quantitative and qualitative scrutiny after March 31, 2009. Specifically, after March 31, 2009, the aggregate amount of trust preferred securities and other restricted core capital elements qualifying as Tier 1 capital may not exceed 25% of the amount of all core capital elements, net of goodwill. Because goodwill is currently included in the calculation of core capital elements, it is possible that the increased limitation on the amount of trust preferred securities that qualify as Tier 1 capital will cause a portion of the proceeds from the issuance of the floating rate Preferred Securities by the Trust to cease to qualify as Tier 1 capital.
Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), the Company has identified the Trust as a variable interest entity (VIE). However, the Company determined that the Trust did not meet the primary beneficiary criteria under FIN 46 and, therefore, it has not been consolidated.
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of factors that affect liquidity, capital and the results of operations.
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
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
     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.0 million (3.4% of the portfolio) are presently scheduled to mature or reprice within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2005 loans of approximately $197.1 million (57.5% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $60.4 million (34.1% of the time deposit portfolio) will mature during the next twelve months. The Company’s deposit base increased approximately $48.6 million during the six months ended

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
June 30, 2005. The increase in deposits consists of a $14.0 million increase in transactional accounts, a $7.8 million increase in savings accounts and a $26.8 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $48.1 million at June 30, 2005 from $41.5 million at December 31, 2004.
     In addition, the Company has recently issued approximately $12,000,000 in trust preferred securities to help fund liquidity and capital needs.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Liquidity and Interest Rate Sensitivity Management, Continued
     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the near term future that are inconsistent with past experience. A reduction in the interest rate paid on these accounts could have an impact on the level of these accounts.
     It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branches in Sumner County and Davidson County and expects these locations to have a favorable impact on the deposit base. The Company has announced its intentions to expand its branch system into Williamson County, Tennessee. The anticipated cost of these branches has not yet been determined but is expected to be significant. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way in the near term future other than the branches previously discussed.
Off Balance Sheet Arrangements
     At June 30, 2005, the Company had unfunded loan commitments outstanding of $85.7 million and outstanding standby letters of credit of $2.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
     Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in a materially adverse way in the near term future, other than the branches previously discussed.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     The Company has received notice from its landlord that an affiliate of a director of the Company has made an offer to purchase the building that houses the Company’s main office. Pursuant to the Company’s current lease agreement, the Company has a right of first refusal to purchase the building if the landlord receives an offer to buy. The Company has elected to not exercise the right of first refusal with respect to this sale. As a result, the Company will continue to rent the facility pursuant to the terms of its existing lease. If the affiliate completes the purchase, conflicts of interest may arise in the future as a result of a related party becoming the landlord.
Capital Resources
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 6.5% at June 30, 2005 and 6.9% at December 31, 2004. Total assets increased 13.5% during the six months ended June 30, 2005. The annualized rate of return on stockholders’ equity for the six months ended June 30, 2005 was 12.6% compared to 12.0% for the comparable period in 2004. The Company’s capital at June 30, 2005 of $27,354,000 results from beginning capital of $25,788,000, plus net earnings of $1,638,000 plus a net increase in unrealized losses on available-for-sale securities of $140,000 plus proceeds of $68,000 related to the exercise of stock options and purchase of common stock through the employee stock purchase plan.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Resources, Continued
     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At June 30, 2005 the Bank has a Tier 1 risk-based ratio of 9.2%, a total capital to risk-based ratio of 10.4% and a Tier 1 leverage ratio of 7.8%. These ratios fell within the category of “well capitalized” under the regulations.
     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially different from the Bank due to the issuance of the Trust Preferred. For the calculation of capital ratios at the Holding Company Level the Trust Preferred is includible, subject to certain limitations. As of June 30, 2005, only a portion of the funds raised through the Trust Preferred had been invested in Capital Bank and Trust resulting in significantly different capital amounts for regulatory purposes. As of June 30, 2005, the Company has a Tier 1 risk-based ratio of 9.8%, a total capital to risk-based ratio of 11.0% and a Tier 1 leverage ratio of 8.3%.
     In view of the continued growth of the Company, including expansion of the Bank’s branch office system, the Company continues to study various alternatives for increasing its capital, in addition to the increase resulting from its earnings. Among other means for raising additional capital to support anticipated future growth, the Company is considering such alternatives as a rights offering to current holders, an additional public or private offering of its securities, or some combination of these methods. Presently, the Company has not finalized its plans and its ultimate decision may be quite different from those disclosed in this paragraph.

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
Stock Option Plan
     In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 1,000,000 shares of the Company’s stock. At June 30, 2005, the Company has outstanding options to purchase 331,784 shares of its common stock, of which options for 209,284 shares of the Company’s common stock are currently exercisable.
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

		In Thousands,
		Except Per Share Amounts
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2005	2004	2005	2004
Net earnings	As Reported	$827	677	$1,638	1,280
	Proforma	$806	676	$1,598	1,278

Basic earnings per common Share	As Reported	$.24	.21	$.47	.41
	Proforma	$.23	.21	$.46	.41

Diluted earnings per common Share	As Reported	$.23	.20	$.45	.38
	Proforma	$.22	.20	$.44	.39
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Results of Operations
     Net earnings were $1,638,000 for the six months ended June 30, 2005 as compared to $1,280,000 for the same period in 2005. Net earnings were $827,000 for the quarter ended June 30, 2005 as compared to $677,000 during the same quarter in 2004.
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The Company’s interest income, excluding tax equivalent adjustments, increased by $3,880,000 or 48.0% during the six months ended June 30, 2005 as compared to the same period in 2004. Interest income for the quarter ended June 30, 2005 increased $2,276,000 or 55.5% over the quarter ended June 30, 2004 and increased $801,000 from the first quarter of 2005. The ratio of average earning assets to total average assets was 96.0% for the six months ended June 30, 2005 and 94.9% for the six months ended June 30, 2004.
     Interest expense increased by $1,934,000 for the six months ended June 30, 2005 or 69.9% to $4,701,000 compared to $2,767,000 for the same period in 2004. Interest expense for the quarter ended June 30, 2005 increased $1,220,000 or 88.0% as compared to the quarter ended June 30, 2004. Interest expense for the quarter ended June 30, 2005 increased $511,000 or 24.4% compared to the first quarter of 2005.
     The foregoing resulted in net interest income of $7,254,000 for the six months ended June 30, 2005, an increase of $1,946,000 or 36.7% compared to the same period in 2004. Net interest income for the quarter ended June 30, 2005 increased $1,056,000 or 38.9% over the second quarter of 2004 while there was an increase of $290,000 or 8.3% over the first quarter in 2005. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Interest rates are expected to increase or remain relatively stable in 2005. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2005 to maintain a satisfactory net interest margin.
     Non-interest income decreased $92,000 or 8.1% to $1,048,000 during the six months ended June 30, 2005 compared to $1,140,000 for the same period in 2004. Non-interest income decreased $35,000 or 5.7% for the quarter ended June 30, 2005 as compared to the comparable quarter in 2004. The decrease in 2005 has been due primarily to a decrease in gain on sales of mortgage loans and a decrease in account fees during the first six months of 2005 compared to 2004.
     Non-interest expense increased $1,073,000 or 27.3% to $5,002,000 during the first six months of 2005 compared to $3,929,000 during the same period in 2004. There was an increase of $612,000 or 30.2% for the three months ended June 30, 2005 as compared to the same period in 2004 and a $278,000 increase or 11.8% from $2,362,000 for the quarter ended March 31, 2005. The increase in 2005 was due primarily to increases in other operating expenses and salaries and employee benefits due to growth of the Company.
     Income taxes were $882,000 for the first six months of 2005 as compared to $669,000 for the first six months of 2004. Taxes were $445,000 for the quarter ended June 30, 2005 as compared to $356,000 for the same period in 2004.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except share amounts)	2005	2004	2005	2004
Basic EPS Computation:
Numerator — income available to common Shareholders	$827	677	$1,638	1,280

Denominator — weighted average number of common shares outstanding	3,464,658	3,151,420	3,462,861	3,149,950

Basic earnings per common share	$.24	.21	$.47	.41

Diluted EPS Computation:
Numerator – income available to common Shareholders	$827	677	$1,638	1,280

Denominator:
Weighted average number of common shares outstanding	3,464,658	3,151,420	3,462,861	3,149,950
Dilutive effect of stock options	142,470	271,948	145,695	255,032

	3,607,128	3,423,368	3,608,556	3,404,982

Diluted earnings per common share	$.23	.20	$.45	.38

Critical Accounting Estimates
     The Company’s total assets increased 13.5% to $424,550,000 at June 30, 2005 from $374,109,000 at December 31, 2004. Loans, net of allowance for possible loan losses, totaled $338,513,000 at June 30, 2005, a 17.0% increase compared to $289,338,000 at December 31, 2004. Investment securities decreased $2,750,000 or 4.5% from December 31, 2004 to $58,039,000 at June 30, 2005.
     Total liabilities increased by 14.0% to $397,196,000 for the six months ended June 30, 2005 compared to $348,321,000 at December 31, 2004. This increase was composed primarily of a $48,650,000 increase in total deposits during the six months ended June 30, 2005, a $6,581,000 increase in advances from Federal Home Loan Bank and the issuance of $12,372,000 in Trust Preferred securities

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following schedule details the loans of the Company at June 30, 2005 and December 31, 2004:

	(In Thousands)
	June 30,	December 31,
	2005	2004
Commercial, financial & agricultural	$151,377	139,624
Real estate – construction	71,290	50,243
Real estate – mortgage	114,301	97,162
Consumer	5,652	5,812

	$342,620	292,841

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
     The Company’s first mortgage single family residential and consumer loans or other revolving credit plans which total approximately $101,340,000 and $5,652,000, respectively, at June 30, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the subjective judgment of management, affect the borrower’s ability to pay and/or the Bank’s anticipated ability to collect from the borrower, from collateral liquidation and/or from other obligors (such as guarantors).
     Generally, at the time a loan is placed on nonaccrual status management evaluates the collectibility of accrued interest. If deemed uncollectible, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2005, the Company had nonaccrual loans totaling $1,024,000 as compared to $490,000 at December 31, 2004.
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
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2005, the Company had $653,000 of loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Impaired loans and related allowance for loan loss amounts at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005		December 31, 2004
		Allowance		Allowance
	Recorded	For	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$2,879	430	$3,045	527

Impaired loans with no allowance for loan loss	—	—	—	—

	$2,879	430	$3,045	527

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the six months ended June 30, 2005 and 2004 was $2,812,000 and $859,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $222,000 and $33,000 for 2005 and 2004, respectively
     The following schedule details selected information as to non-performing loans of the Company at June 30, 2005:

	June 30, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate — mortgage	$871	920	$1,498	438
Real estate — construction	—	56	—	—
Consumer loans	71	—	119	17
Commercial	484	48	245	35

	$1,426	1,024	$1,862	490

Renegotiated loans	$5	12	$—	—

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$3,503	2,901
Add (deduct):
Losses charged to allowance	(214)	(352)
Recoveries credited to allowance	38	11
Provision for loan losses	780	570

Balance, June 30, 2005 and 2004, respectively	$4,107	3,130

     The provision for loan losses was $780,000 and $570,000 for the first six months of 2005 and 2004, respectively. The increase in the provision in 2005 was primarily due to the increased loan volume in 2005 compared with 2004. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     The following tables present internally graded loans as of June 30, 2005 and December 31, 2004:

	June 30, 2005
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$2,569	853	1,680	36
Real estate mortgage	3,048	645	2,326	77
Real estate construction	—	—	—	—
Consumer	151	23	67	61

	$5,768	1,521	4,073	174

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

     The collateral values at June 30, 2005, based on estimates received by management, securing these loans total approximately $6,403,000 ($6,271,000 related to real property and $132,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.
     Residential real estate loans that are graded substandard totaling $3,229,000 and $2,551,000 at June 30, 2005 and December 31, 2004 consist of forty-nine and twenty-one individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Company has considered any anticipated losses from these loans in its loan loss reserve calculation.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$3,213	44.2%	$2,722	47.6%
Real estate construction	125	20.8	78	17.1
Real estate mortgage	569	33.4	528	33.3
Consumer	200	1.6	175	2.0

	$4,107	100.0%	$3,503	100.0%

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
               Securities totaled $58,039,000 and $60,789,000 at June 30, 2005 and December 31, 2004, respectively, and was a primary component of the Company’s earning assets. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     The Company’s classification of securities is as follows:

	Available-for-Sale
	June 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$20,456	20,276	$23,489	23,355
Mortgage-backed securities	29,323	29,240	29,192	29,309
Obligations of states and political subdivisions	8,523	8,523	8,144	8,125

	$58,302	58,039	$60,825	60,789

No securities have been classified as trading or held-to-maturity securities.
     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     In addition, the Bank has invested in bank owned life insurance (“BOLI”) policies to finance certain proposed employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research, BOLI is a widely used tool intended to benefit the Bank and to enable the Bank to provide cost-effective benefits for employees. The Bank treats BOLI life insurance products as bank investments. Presently, the Bank has invested $2,315,000 in these policies, which earned $54,000 for the Bank during the six months of 2005 (a 4.7% annualized rate of return).

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.
Impact of Inflation
     The primary impact which inflation has on the results of the Company’s operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings in recent years. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.
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
     There are no known material changes in reported market risks during the six months ended June 30, 2005 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
Item 4: Controls and Procedures
          As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.
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
     There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

CAPITAL BANCORP, INC.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
               There have been no material developments during the quarter with respect to any material pending legal proceedings outside ordinary routine litigation incidental to the Company’s business.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable.

(c)	The Issuer did not repurchase any of its shares during the second quarter of 2005.

The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-Q, as well as those discussed with respect to dividends and capital in the Company’s Annual Report on Form 10-K, particularly in the section “Supervision and Regulation” and in the discussion of the Company’s common stock.

CAPITAL BANCORP, INC.
PART II. OTHER INFORMATION, CONTINUED
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	Not applicable.

(b)	Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held May 18, 2005.

(b)	Election of the following members of the board of directors:

R. Rick Hart

(c)	(1) Each director was elected by the following tabulation:

Number
of Shares				Broker
Voting	For	Against	Abstain	Non-Votes
2,934,085	2,859,645	74,440	0	0
(2)	The vote of security holders with respect to the ratification of the Company’s 2005 Employer Stock Purchase Plan was as follows:

Number
of Shares				Broker
Voting	For	Against	Abstain	Non-Votes
2,251,397	1,613,293	638,104	27,400	727,864
(d)	Not Applicable.
Item 5. OTHER INFORMATION
(a)	Not applicable.

(b)	Not applicable.
Item 6. EXHIBITS

(1)	Exhibit 10.1	Lease Agreement with Michael D. Shmerling & Co., LLC relating to 1816 Hayes Street Building

(2)	Exhibit 10.2	Lease Agreement with Kathryn Ann Properties, G.P. relating to 1808 West End Avenue Building

CAPITAL BANCORP, INC.
(3)	Exhibits 31.1 and 31.2 consist of Rule 13a-14 and 15d-14 certifications.

(4)	Exhibit 32 consists of Section 1350 certifications.

CAPITAL BANCORP, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC

(Registrant)

DATE: August 12, 2005	/s/ R. Rick Hart

R. Rick Hart, Chairman, President and Chief Executive Officer

DATE: August 12, 2005	/s/ Sally P. Kimble

Sally P. Kimble, Executive Vice President and
Chief Financial Officer