Form 10-Q
period 2005-09-30
CAPITAL BANCORP INC
filed 2005-11-14
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO _____________
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
YES ☐                 NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                 NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common stock outstanding: 3,476,605 shares at November 10, 2005.

CAPITAL BANCORP, INC.

Part I: Financial Information

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets — September 30, 2005 and December 31, 2004

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2005 and 2004

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2005 and 2004

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO & CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

CAPITAL BANCORP, INC.
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Unaudited)

	(In Thousands)
	September 30,	December 31,
	2005	2004
ASSETS

Loans, net of allowance for possible loan losses of $4,266,000 and $3,503,000, respectively	$359,628	289,338
Securities available-for-sale, at market (amortized cost $58,314,000 and $60,825,000, respectively)	57,856	60,789
Loans held for sale	2,227	2,138
Interest-bearing deposits in financial institutions	466	45
Federal funds sold	25	—
Restricted equity securities	2,767	2,540

Total earning assets	422,969	354,850

Cash and due from banks	7,169	5,689
Premises and equipment, net of accumulated depreciation	5,253	4,612
Cash surrender value of life insurance	4,734	4,614
Accrued interest receivable	1,799	1,569
Deferred income taxes	1,383	1,220
Other real estate	196	383
Investment in nonconsolidated variable interest entity	372	—
Other assets	1,481	1,172

Total assets	$445,356	374,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$355,061	280,027
Securities sold under repurchase agreements	2,383	2,808
Accrued interest and other liabilities	2,874	1,970
Advances from Federal Home Loan Bank	44,615	41,536
Federal funds purchased	—	21,980
Junior subordinated debentures	12,372	—

Total liabilities	417,305	348,321

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, no par value; authorized 20,000,000 shares, 3,474,105 and 3,460,608 shares issued and outstanding, respectively	14,214	14,080
Retained earnings	14,120	11,730
Net unrealized losses on available-for-sale securities, net of taxes of $175,000 and $14,000, respectively	(283)	(22)

Total stockholders’ equity	28,051	25,788

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$445,356	374,109

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars In Thousands		(Dollars In Thousands
	Except Per Share Amounts)		Except Per Share Amounts)
Interest income:
Interest and fees on loans	$6,369	3,891	$17,076	10,860
Interest and dividends on securities:
Taxable securities	480	517	1,475	1,384
Exempt from Federal income taxes	79	75	234	199
Interest on loans held for sale	35	22	78	84
Interest on Federal funds sold	15	2	15	14
Interest on interest-bearing deposits in financial institutions	6	1	13	7
Interest and dividends on restricted equity securities	26	21	73	56
Interest on trust preferred securities	5	—	6	—

Total interest income	7,015	4,529	18,970	12,604

Interest expense:
Interest on savings accounts	429	2	560	5
Interest on negotiable order of withdrawal accounts	20	7	54	18
Interest on money market accounts	357	324	1,086	890
Interest on certificates of deposit over $100,000	807	422	2,076	1,295
Interest on certificates of deposit — other	798	438	2,146	1,212
Interest on securities sold under repurchase agreements	12	5	28	13
Interest on advances from Federal Home Loan Bank	460	257	1,419	778
Interest on Federal funds purchased	11	27	188	38
Interest on subordinated debentures	179	—	206	—
Interest on other borrowings	—	—	11	—

Total interest expense	3,073	1,482	7,774	4,249

Net interest income before provision for possible loan losses	3,942	3,047	11,196	8,355
Provision for possible loan losses	432	338	1,212	908

Net interest income after provision for possible loan losses	3,510	2,709	9,984	7,447

Non-interest income:
Service charges on deposit accounts	285	329	819	912
Other fees and commissions	86	83	263	255
Gain on sale of loans	212	158	538	542
Gain on call of securities	9	—	14	—
Gain on sale of other real estate	13	—	19	1

Total non-interest income	605	570	1,653	1,710

Non-interest expenses:
Employee salaries and benefits	1,782	1,200	4,793	3,318
Occupancy expenses	329	219	764	641
Furniture and equipment expenses	66	87	286	248
Data processing expense	62	64	193	184
Legal fees and expenses	86	64	198	189
Professional fees	216	171	304	376
Other operating expenses	410	405	1,409	1,176
Loss on write-down of other assets	5	4	11	11

Total non-interest expense	2,956	2,214	7,958	6,143

Earnings before income taxes	1,159	1,065	3,679	3,014
Income taxes	407	127	1,289	796

Net earnings	$752	938	$2,390	2,218

Weighted average number of shares outstanding	3,471,027	3,295,925	3,465,613	3,198,964

Basic earnings per common share	$.22	.28	$.69	.69

Diluted earnings per common share	$.21	.27	$.66	.66

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Net earnings	$752	938	$2,390	2,218

Other comprehensive earnings (losses) net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $71,000, $499,000, $156,000 and $34,000, respectively	(115)	804	(252)	(57)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $3,000, and $5,000, respectively	(6)	—	(9)	—

Other comprehensive earnings	(121)	804	(261)	(57)

Comprehensive earnings (losses)	$631	1,742	$2,129	2,161

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	(In Thousands)
	2005	2004
Cash flows from operating activities:
Interest received	$19,188	12,579
Fees received	1,082	1,167
Interest paid	(7,555)	(4,140)
Cash paid to suppliers and employees	(7,133)	(5,904)
Proceeds from loan sales	33,806	31,824
Originations of loans held for sale	(33,357)	(30,489)
Income taxes paid	(1,498)	(1,315)

Net cash provided by operating activities	4,533	3,722

Cash flows from investing activities:
Purchase of available-for-sale securities	(10,568)	(31,239)
Proceeds from sale of other real estate	32	183
Proceeds from maturities, calls and principal payments of available-for-sale securities	12,580	16,322
Loans made to customers, net of repayments	(71,318)	(41,520)
Purchase of premises and equipment	(1,003)	(124)
Decrease (increase) in interest-bearing deposits in financial institutions	(421)	250
Expenditures on other real estate	(10)	—
Proceeds from sale of other assets	—	20
Purchase of restricted equity securities	(162)	(609)
Purchase of life insurance	—	(315)
Increase in Federal funds sold	(25)	—
Investment in non-consolidated variable interest entity	(372)	—

Net cash used in investing activities	(71,267)	(57,032)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	39,978	27,163
Net increase in time deposits	35,056	21,447
Net increase (decrease) in securities sold under repurchase agreements	(425)	779
Net increase in advances from Federal Home Loan Bank	3,079	3,600
Net decrease in Federal funds purchased	(21,980)	(770)
Issuance of junior subordinated debentures	12,372	—
Proceeds from issuance of common stock	134	1,338

Net cash provided by financing activities	68,214	53,557

Net increase in cash and cash equivalents	1,480	247

Cash and cash equivalents at beginning of period	5,689	4,650

Cash and cash equivalents at end of period	$7,169	4,897

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Consolidated Statements Of Cash Flows, Continued
Increase (Decrease) In Cash And Cash Equivalents
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	(In Thousands)
	2005	2004
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,390	2,218
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	875	477
Provision for possible loan losses	1,212	908
FHLB dividend reinvestment	(65)	(51)
Gain on call of securities	(14)	—
Gain on sale of other real estate	(19)	(1)
Loss on sale/writedown of other assets	11	11
Increase in refundable income taxes	(209)	(439)
Increase in accrued interest receivable	(230)	(140)
Decrease (increase) in loans held for sale	(89)	793
Increase in interest payable	219	109
Increase in other assets	(113)	(63)
Increase in cash surrender value of life insurance, net	(120)	(173)
Increase in other liabilities	685	153
Decrease in accrued income taxes	—	(80)

Total adjustments	2,143	1,504

Net cash provided by operating activities	$4,533	3,722

Supplemental Schedule of Non-Cash Activities:

Unrealized gain (loss) on available-for-sale securities, net of taxes of $163,000 and $34,000, respectively	$(261)	(57)

Non-cash transfers from loans to other real estate	$196	623

Non-cash transfers from other real estate to loans	$380	—

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Nature of Operations
Capital Bancorp, Inc. is a registered bank holding company headquartered in Nashville, Tennessee. It offers extensive and service-intensive financial products and services through its subsidiary Capital Bank & Trust Company, which operates six full-service banking offices in Davidson and Sumner Counties, in Tennessee, including West End, Downtown, Green Hills, Goodlettsville, Hendersonville, and Hermitage. Capital Bank & Trust Company also operates a loan production office in Brentwood, Tennessee. As a state chartered bank, Capital Bank & Trust Company is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. Capital Bancorp, Inc. also has a wholly owned trust subsidiary, Capital Bancorp Capital Trust I.
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
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of operations for the three months and nine months ended September 30, 2005 and 2004, comprehensive earnings for the three months and nine months ended September 30, 2005 and 2004 and changes in cash flows for the nine months ended September 30, 2005 and 2004. All significant inter-company transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2004 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to prior period numbers to conform with current period presentation.
Trust Preferred Securities
On June 16, 2005, the Company closed a private offering of 12,000 floating rate Preferred Securities offered and sold by Capital Bancorp Capital Trust I having a liquidation amount of

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)
$1,000 each. The proceeds from the issuance, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company in the amount of $372,000, were invested in floating rate Junior Subordinated Debentures (the “Debentures”) of the Company totaling $12,372,000. The Debentures are due June 30, 2035 and may be redeemed after five years, or sooner in certain specific events, including in the event that the financing is not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. The sole assets of the Trust are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company.
The Company owns all of the common securities of the Trust. The floating rate securities bear interest at a rate of 5.642%, and the interest rate will be adjusted quarterly after June 30, 2010 at a rate of three month LIBOR plus 1.50%. The Company intends to use the proceeds for general operating purposes.
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

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)
period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for possible loan losses and the valuation of debt and equity securities and the related deferred taxes.
Stock Option Plan
In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of operations to purchase 1,000,000 shares of the Company’s stock. At September 30, 2005, the Company has outstanding options to purchase 329,384 shares of its common stock, of which options for 208,884 shares of the Company’s common stock are currently exercisable.
Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.
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

	In Thousands,
	Except Per Share Amounts
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings
As Reported	$752	$938	$2,390	$2,218
Proforma	$731	$937	$2,329	$2,216

Basic earnings per common share
As Reported	$.22	$.28	$.69	$.69
Proforma	$.21	$.28	$.67	$.69

Diluted earnings per common share
As Reported	$.21	$.27	$.66	$.66
Proforma	$.20	$.27	$.65	$.66
In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements — Continued
(Unaudited)
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
Earnings per Common Share
Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” sets forth uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except share amounts)	2005	2004	2005	2004
Basic EPS Computation:
Numerator — income available to common shareholders	$752	938	$2,390	2,218

Denominator — weighted average number of common shares outstanding	3,471,027	3,295,925	3,465,613	3,198,964

Basic earnings per common share	$.22	.28	$.69	.69

Diluted EPS Computation:
Numerator — income available to common shareholders	$752	938	$2,390	2,218

Denominator:
Weighted average number of common shares outstanding	3,471,027	3,295,925	3,465,613	3,198,964
Dilutive effect of stock options	139,424	185,986	142,524	171,702

	3,610,451	3,481,911	3,608,137	3,370,666

Diluted earnings per common share	$.21	.27	$.66	.66

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
     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $5.3 million (9.2% of the portfolio) are presently scheduled to mature or re-price within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2005 loans of approximately $218.8 million (60.1% of the portfolio) either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans. In addition to maturing loans, the Company’s liquidity is greatly impacted by amortization of loans. As of September 30, 2005, the Company averaged total monthly paydowns, which consists of monthly payoffs and regular monthly payments, of $15.5 million, calculated on a rolling twelve-month average.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $71.5 million (38.4% of the time deposit portfolio) will mature during the next twelve months. The Company’s total deposits increased approximately $75 million during the nine months ended September 30, 2005. The increase in deposits consists of a $18.9 million increase in transactional accounts, a $21 million increase in savings accounts and a $35.1 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $44.6 million at September 30, 2005 from $41.5 million at December 31, 2004.
     In addition, the Company has recently issued $12,372,000 in trust preferred securities to help fund liquidity and capital needs.
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
     It is anticipated that with present maturities of loans, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branches in Sumner County and Davidson County and expects these locations to have a favorable impact on the deposit base. The Company announced its intentions to expand its branch system into Williamson County, Tennessee. The anticipated cost of these branches has not yet been determined but is expected to be significant. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are likely to result in the Company’s liquidity changing in any material way in the near term future other than the branches previously discussed.
Results of Operations
     Overview. Net earnings were $2,390,000 for the nine months ended September 30, 2005 as compared to $2,218,000 for the same period in 2004. Net earnings were $752,000 for the quarter ended September 30, 2005 as compared to $938,000 during the same quarter in 2004. The table below sets forth the percentage increase (decrease) for certain components of the Company’s net earnings.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
			Percent			Percent
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Interest income	$7,015	4,529	54.9%	$18,970	12,604	50.5%
Interest expense	3,073	1,482	107.4	7,774	4,249	83.0

Net interest income	3,942	3,047	29.4	11,196	8,355	34.0
Provision for possible loan losses	432	338	27.8	1,212	908	33.5

Net interest income after provision for possible loan losses	3,510	2,709	29.6	9,984	7,447	34.1
Non-interest income	605	570	6.1	1,653	1,710	(3.3)
Non-interest expense	2,956	2,214	33.5	7,958	6,143	29.6

Earnings before income taxes	1,159	1,065	8.8	3,679	3,014	22.1
Income taxes	407	127	220.5	1,289	796	61.9

Net earnings	$752	938	(19.8)	$2,390	2,218	7.8%

     Net Interest Income. As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $6,366,000 or 50.5% during the nine months ended September 30, 2005 as compared to the same period in 2004. Interest income for the quarter ended September 30, 2005 increased $2,486,000 or 54.9% over the quarter ended September 30, 2004 and increased $637,000 from the second quarter of 2005. The ratio of average earning assets to total average assets was 96.4% for the nine months ended September 30, 2005 and 95.2% for the nine months ended September 30, 2004. The increase in interest income resulted primarily from an increase in the interest income recorded on loans due to increased loan volume and a slight increase in interest rates.
     The following table presents a breakdown of the changes in the interest income received on loans as of September 30, 2005 as compared to the interest income received on loans as of September 30, 2004:

			Percent
			Increase
	2005	2004	(Decrease)
Commercial, financial and agricultural	$7,145	5,267	35.7%
Real estate mortgage	5,336	3,422	55.9
Real estate construction	3,261	1,104	195.4
Consumer	295	339	(13.0)

Total	$16,037	10,132	58.3%

     Interest expense increased by $3,525,000 for the nine months ended September 30, 2005 or 83.0% to $7,774,000 compared to $4,249,000 for the same period in 2004. Interest expense for the quarter ended September 30, 2005 increased $1,591,000 or 107.4% as compared to the quarter ended September 30, 2004. Interest expense for the quarter ended September 30, 2005 increased $467,000 or 17.9% compared to the second quarter of 2005. The increase in interest

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
expense is primarily due to rising interest rates and a highly competitive market. During the second quarter, the Company introduced a high yield savings accounts which pays up to 3.45%. The Company also introduced a new certificate of deposit account which pays 4.55%. The Company expects this trend to continue as a result of pressures from the local market to provide customers with higher interest rates on deposit accounts.
     The following table presents a breakdown of the changes in the interest expense related to deposit accounts as of September 30, 2005 as compared to the interest expense related to deposit accounts as of September 30, 2004:

			Percent
			Increase
	2005	2004	(Decrease)
MMDA	$1,086	889	22.2%
Now accounts	54	18	200.0
Savings accounts	560	5	11,100.0
Certificates of deposit	4,222	2,507	68.4

Total	$5,922	3,419	73.2%

     The foregoing resulted in net interest income of $11,196,000 for the nine months ended September 30, 2005, an increase of $2,841,000 or 34.0% compared to the same period in 2004. Net interest income for the quarter ended September 30, 2005 increased $895,000 or 29.4% over the third quarter of 2004 while there was an increase of $170,000 or 4.5% over the second quarter in 2005. Net-interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The net yield on earning assets (ratio of net interest income to average earning assets for the period) was 3.75% for the three months ended September 30, 2005 compared to 3.95% for the comparable period in 2004. The decrease in the net yield on earning assets is attributed to competitive pressures in the deposit market and a rising rate environment combined with an increase in rates paid on long-term borrowings, especially as related to the subordinated debentures acquired at the end of the second quarter. In addition, while loan volumes are increasing, the local competitive environment has not allowed loan rates to rise as quickly as the deposit rates. The net yield on earnings assets was 3.80% for the nine months ended September 30, 2005 compared to 3.88% for the comparable period of 2004. Interest rates are expected to increase or remain relatively stable in 2005. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2005 to maintain a satisfactory net interest margin.
     Provision for Possible Loan Losses. The provision for loan losses was $1,212,000 and $908,000 for the first nine months of 2005 and 2004, respectively. The increase in the provision in 2005 was primarily due to the increased loan volume in 2005 compared with 2004. The provision for loan losses is based on past loan experience and other factors, which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
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
     Non-Interest Income. Non-interest income decreased $57,000 or 3.3% to $1,653,000 during the nine months ended September 30, 2005 compared to $1,710,000 for the same period in 2004. Non-interest income increased $35,000 or 6.1% for the quarter ended September 30, 2005 as compared to the comparable quarter in 2004. The decrease in 2005 has been due primarily to a decrease in service charges on deposit accounts combined with a decrease in the gain on sales of mortgage loans.
     The following tables present a breakdown of the changes in the service charge income on deposits as of September 30, 2005 as compared to the service charge income on deposits as of September 30, 2004:

			Dollar	Percent
			Increase	Increase
	2005	2004	(Decrease)	(Decrease)
Fee income from repurchase agreements	$5	4	1	25.0%
Service charges on deposit accounts	89	146	(57)	(39.0)
NSF/Overdraft fees	725	762	(37)	(4.9)

Total service charges on deposit accounts	$819	912	(93)	(10.2)%

     The largest decrease in service charge income is a result of competitive pressure to provide deposit accounts with minimal charges. In addition, the Company’s customer base consists primarily of commercial accounts. The Company has placed an increased emphasis in marketing efforts to attract consumer accounts which will have monthly service charges.
     In addition, the Company is evaluating the services charges and fee structures of deposit accounts. Management expects this to increase non-interest income during the fourth quarter of the year.
     The Company has filed an application with regulatory authorities to establish brokerage investment services during the fourth quarter of the year. The new services are expected to generate additional non-interest income and related expenses.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     Non-Interest Expense. Non-interest expense increased $1,815,000 or 29.5% to $7,958,000 during the first nine months of 2005 compared to $6,143,000 during the same period in 2004. There was an increase of $742,000 or 33.5% for the three months ended September 30, 2005 as compared to the same period in 2004 and a $316,000 increase or 12% from $2,640,000 for the quarter ended June 30, 2005. The increase in 2005 was due primarily to increases in other operating expenses and salaries and employee benefits due to growth of the Company. The Company increased its number of full time equivalent employees from 76 at September 30, 2004 to 97 as of September 30, 2005. In addition, in April, 2005, the Company leased approximately 9,100 square feet of additional space adjacent to its main office for corporate operations. The Company currently expects to open a new Williamson County branch in the middle of 2006. Opening of new branches typically results in an increase in non-interest expenses associated with employee expenses and occupancy costs. The Company’s efficiency ratio, the ratio of non-interest expense to the sum of net interest income and non-interest income, was 65.0% for the three months ended September 30, 2005 compared with 61.2% for the three months ended September 30, 2004 and 61.9% for the nine months ended September 30, 2005 compared with 61.0% for the comparable period in 2004. Many analysts view the efficiency ratio as a measure of the amount of expense that is incurred to generate a dollar of revenue.
     Income Taxes. Income taxes were $1,289,000 for the first nine months of 2005 as compared to $796,000 for the first nine months of 2004. Taxes were $407,000 for the quarter ended September 30, 2005 as compared to $127,000 for the same period in 2004. The increase in income taxes compared to the prior year is due to tax benefits which were taken in the prior year as a result of various Directors/Founders exercising noncompensatory, non-qualified stock options. In addition, the Company is experiencing higher earnings than the prior year which also contributes to an increase in income taxes.
Financial Condition
     The Company’s balance sheet reflects significant growth since December 31, 2004. The Company’s total assets increased 19.1% to $445,356,000 at September 30, 2005 from $374,109,000 at December 31, 2004. Loans, net of allowance for possible loan losses, totaled $359,628,000 at September 30, 2005, a 24.3% increased compared to $289,338,000 at December 31, 2004. Investment securities decreased $2,933,000 or 4.8% from December 31, 2004 to $57,856,000 at September 30, 2005.
     Total liabilities increased by 19.8% to $417,305,000 for the nine months ended September 30, 2005 compared to $348,321,000 at December 31, 2004. This increase was composed primarily of a $75,034,000 increase in total deposits during the nine months ended September 30, 2005, a $3,079,000 increase in advances from Federal Home Loan Bank and the issuance of $12,372,000 in Trust Preferred securities.
     Loans. The following schedule details the loans of the Company at September 30, 2005 and December 31, 2004.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED

	(In Thousands)
	September 30,	December 31,
	2005	2004
Commercial, financial & agricultural	$159,312	139,624
Real estate — construction	80,201	50,243
Real estate — mortgage	119,495	97,162
Consumer	4,886	5,812

	$363,894	292,841

     Investment Securities. Securities totaled $57,856,000 and $60,789,000 at September 30, 2005 and December 31, 2004, respectively, and was a primary component of the Company’s earning assets. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
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
     The Company’s classification of securities is as follows:

	Available-for-Sale
	September 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
U.S. Treasury and other U.S. Government agencies and corporations	$19,948	19,714	$23,489	23,355
Mortgage-backed securities	27,641	27,413	29,192	29,309
Obligations of states and political subdivisions	10,725	10,729	8,144	8,125

	$58,314	57,856	$60,825	60,789

     No securities have been classified as trading or held-to-maturity securities.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     Other Interest-Bearing Assets. There were no material amounts of other interest-bearing assets (interest-bearing deposit with other banks, municipal bonds, etc.) at September 30, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     In addition, the Bank has invested in bank owned life insurance (“BOLI”) policies to finance certain proposed employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research, BOLI is a widely used tool intended to benefit the Bank and to enable the Bank to provide cost-effective benefits for employees. The Bank treats BOLI life insurance products as bank investments. Presently, the Bank has invested $2,315,000 in these policies, which earned $80,000 for the Bank during the nine months of 2005 (a 7.0% tax-equivalent annualized rate of return).
     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.
Off Balance Sheet Arrangements
          At September 30, 2005, the Company had unfunded loan commitments outstanding of $92.6 million and outstanding standby letters of credit of $2.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.
     Management believes that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the near term future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are likely to result in the Company’s liquidity changing in a materially adverse way in the near term future, other than the branches previously discussed.
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
purchase, conflicts of interest may arise in the future as a result of a related party becoming the landlord.
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 6.3% at September 30, 2005 and 6.9% at December 31, 2004. Total assets increased 19.0% during the nine months ended September 30, 2005. The annualized rate of return on stockholders’ equity for the nine months ended September 30, 2005 was 12.0% compared to 12.1% for the comparable period in 2004. The Company’s capital at September 30, 2005 of $28,051,000 results from beginning capital of $25,788,000, plus net earnings of $2,390,000, less a net increase in unrealized losses on available-for-sale securities of $261,000, plus proceeds of $134,000 related to the exercises of stock options and purchase of common stock through the employee stock purchase plan.
     Regulations of the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions establish required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. The Company and its subsidiary must maintain a Tier 1 capital to risk-based assets ratio of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At September 30, 2005 the Bank has a Tier 1 risk-based ratio of 9.3%, a total capital to risk-based ratio of 10.5% and a Tier 1 leverage ratio of 7.8%. These ratios fell within the category of “well capitalized” under the regulations.
     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially different from the Bank due to the issuance of the Trust Preferred. For the calculation of capital ratios at the Holding Company Level the Trust Preferred is includible, subject to certain limitations. As of September 30, 2005, only a portion of the funds raised through the Trust Preferred had been invested in Capital Bank and Trust resulting in significantly different capital amounts for regulatory purposes. As of September 30, 2005, the Company has a Tier 1 risk-based ratio of 11.12%, a total capital to risk-based ratio of 12.29%, and a Tier 1 leverage ratio of 8.60%.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
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
Critical Accounting Estimates
     The Company has designed and implemented a system which is intended to calculate and identify weaknesses or losses in its loan portfolio. The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and consumer installment loans.
          A loan is deemed to be impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired
     The Company’s first mortgage single family residential and consumer loans or other revolving credit plans which total approximately $108,830,000 and $4,886,000, respectively, at September 30, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
     The Company considers all loans on non-accrual status to be impaired. Loans are placed on non-accrual status when doubt as to timely collection of principal or interest exists, or when

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on non-accrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the subjective judgment of management, affect the borrower’s ability to pay and/or the Bank’s anticipated ability to collect from the borrower, form collateral liquidation and/or from other obligors (such as guarantors).
     Generally, at the time a loan is placed on non-accrual status management evaluates the collectibility of accrued interest. If deemed uncollectible, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Therefore, interest on non-accrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to accruing status when principal and interests are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2005, the Company had non-accrual loans totaling $239,000 as compared to $490,000 at December 31, 2004.
          Loans not on non-accrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for non-accrual status.
     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2005, the Company had $1,083,000 of loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     Impaired loans and related allowance for loan loss amounts at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005		December 31, 2004
		Allowance		Allowance
	Recorded	for	Recorded	for
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$2,245	620	$3,045	527
Impaired loans with no allowance for loan loss	1,860	—	—	—

	$4,105	620	$3,045	527

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the nine months ended September 30, 2005 and 2004 was $4,086,000 and $475,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $268,000 and $30,000 for 2005 and 2004, respectively.
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2005:

	September 30, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate — mortgage	$368	94	$1,498	438
Real estate — construction	—	63	—	—
Consumer	34	9	119	17
Commercial	9	73	245	35

	$411	239	$1,862	490

Renegotiated loans	$—	7	$—	—

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$3,503	2,901
Add (deduct):
Losses charged to allowance	(534)	(523)
Recoveries credited to allowance	85	15
Provision for loan losses	1,212	908

Balance, September 30, 2005 and 2004, respectively	$4,266	3,301

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     The following tables present internally graded loans as of September 30, 2005 and December 31, 2004:

	September 30, 2005
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful	Loss
Commercial, financial and agricultural	$2,019	828	1,188	3	—
Real estate mortgage	1,797	229	1,479	89	—
Real estate construction	56	56	—	—	—
Consumer	233	17	77	132	7

	$4,105	1,130	2,744	224	7

	December 31, 2004
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$666	—	666	—
Real estate mortgage	3,170	490	2,551	129
Real estate construction	—	—	—	—
Consumer	191	19	114	58

	$4,027	509	3,331	187

     The collateral values at September 30, 2005, based on estimates received by management, securing these loans total approximately $7,896,000 ($6,293,000 related to real property and $1,603,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely impact future operating results, liquidity or capital resources.
     Residential real estate loans that are graded substandard totaling $1,479,000 and $2,551,000 at September 30, 2005 and December 31, 2004 consisting of twenty-one loans as of each date that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. The Company has considered any anticipated losses from these loans in its loan loss reserve calculation.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$3,367	43.8%	$2,722	47.6%
Real estate construction	134	22.0	78	17.1
Real estate mortgage	553	32.8	528	33.3
Consumer	212	1.4	175	2.0

	$4,266	100.0%	$3,503	100.0%

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
Recent Accounting Pronouncements
     In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options and the Company’s Employee Stock Purchase Plan. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Management does not expect the impact to be material on the financial condition or results of operations.

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
     There are no known material changes in reported market risks during the nine months ended September 30, 2005 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.
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

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
controls, and other requirements on public companies such as the Company, and compliance with these requirements may prove expensive to the Company.
     There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

CAPITAL BANCORP, INC.
FORM 10-Q, CONTINUED
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments during the quarter with respect to any material pending legal proceedings outside ordinary routine litigation incidental to the Company’s business.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The Issuer did not repurchase any of its shares during the third quarter of 2005.
The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-Q, as well as those discussed with respect to dividends and capital in the Company’s Annual Report on Form 10-K, particularly in the section “Supervision and Regulation” and in the discussion of the Company’s common stock.
Item 3. Defaults Upon Senior Securities
(a)	Not applicable.

(b)	Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
There were no matters submitted to a vote of security holders during the fiscal quarter ended September 30, 2005.
Item 5. Other Information
(a)	Not applicable.

(b)	Not applicable.
Item 6. Exhibits
(1)	Exhibits 31.1 and 31.2 consist of Rule 13a-14 and 15d-14 certifications.

(2)	Exhibit 32 consists of Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC.

(Registrant)

DATE: November 10, 2005	/s/ R. Rick Hart

R. Rick Hart, President and
Chief Executive Officer

DATE: November 10, 2005	/s/ Sally P. Kimble

Sally P. Kimble, Sr. Vice President and
Chief Financial Officer