Form 10-K
period 2005-12-31
CAPITAL BANCORP INC
filed 2006-03-31
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Commission File Number: 000-51114
CAPITAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1848668 (I.R.S. Employer Identification No.)

1820 West End Avenue
Nashville, Tennessee	(37203)
(Address of principal	(zip code)
executive offices)
Registrant’s telephone number, including area code (615) 327-9000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
No par value common stock
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $60,105,822. The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each of such Director and executive officer individually disclaims.
As of March 1, 2006, Capital Bancorp, Inc., had 3,512,495 shares of common stock outstanding.
*This calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates” (a status that each such Director and executive officer individually disclaims), but assumes that shares beneficially owned by members of the board of directors of subsidiaries of the Registrant, including the bank, are not owned by “affiliates.” This computation is based on an estimated 2,862,182 shares held by non-affiliates at December 31, 2005. Such determination of affiliate status is not necessarily conclusive determination for any other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

CAPITAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Part IV

Item 15. Exhibits and Financial Statement Schedules	42

Signatures	43

Exhibit Index	44

Appendix F — 2005 Annual Financial Disclosures	47

EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-31.I SECTION 302 CERTIFICATION OF THE CEO
EX-31.II SECTION 302 CERTIFICATION OF THE CFO
EX-32.A SECTION 906 CERTIFICATION OF THE CEO
EX-32.B SECTION 906 CERTIFICATION OF THE CFO
Ex-21 Subsidiaries of the Registrant
Ex-23 Consent of Independent Registered Public Accounting Firm
Ex-31(i) Section 302 Certification of the CEO
Ex-31(ii) Section 302 Certification of the CFO
Ex-32(a) Section 906 Certification of the CEO
Ex-32(b) Section 906 Certification of the CFO

PART I
Cautionary Statement Regarding Forward-Looking Statements
In this Annual Report on Form 10-K and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, and unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Other risk factors that may affect the Company’s financial condition or results in operations are set forth under Item 1A “Risk Factors” in this Annual Report on Form 10-K. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this Annual Report on Form 10-K is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results. Further, the Company disclaims any intention to publish any such revision.
ITEM 1. BUSINESS
Description of Business
The Company
Capital Bancorp, Inc. (the “Company”) is a one bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was chartered in the State of Tennessee in March of 2001 for the purpose of becoming the parent bank holding company of Capital Bank & Trust Company (“Bank”). The Bank’s Shareholders approved a share exchange between the Company and the Bank on April 24, 2001. The share exchange became effective on July 1, 2001. The primary business of the Company is owning and managing its investment in the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to and substantially dependent on those of the Bank in 2005. The Company has elected not to seek financial holding company status, although it believes that it is eligible to do so.
Business Development in 2005.
During 2005 the Bank continued to focus on developing its financial services business in Davidson County, Tennessee and in other areas (generally, in those counties contiguous to Davidson County, particularly Sumner and Williamson Counties in Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the real estate development business, business executives, professionals and other individuals. The Bank operates throughout Davidson County, Tennessee, with three offices located in Nashville, a full service branch office in Hermitage, Tennessee and full service branch offices in Hendersonville and Goodlettsville, Tennessee. The Bank commenced operation of a loan production office in

Williamson County, Tennessee, in January of 2005 and is currently pursuing construction of a full service branch office in the Cool Springs area of Williamson County, Tennessee.
At December 31, 2005, the Company had total earning assets of approximately $448,286,000, and total Shareholders’ equity of approximately $28,612,000. The Company reported consolidated net earnings of approximately $3,224,000 for fiscal 2005. At December 31, 2005, the Bank’s total loans (net of allowance for possible loan and lease losses of $4,604,000) were $385,098,000 and its total deposits were $378,670,000. Of these loans, as of December 31, 2005, approximately $60,648,000 were pledged to secure advances from the Federal Home Loan Bank Board and $40,471,000 in investment securities were pledged to secure time deposits from governmental units or agencies that require security for their deposits. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“Management’s Discussion and Analysis”), and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item. The foregoing financial information is consolidated with the financial information for Capital Bank & Trust Company.
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
The Bank concentrates on developing its financial service business in Davidson, Sumner, and Williamson Counties in Tennessee and in other trade areas (generally, in the other counties contiguous to Davidson County). It currently operates six full-service banking offices located in Davidson County and Sumner County in Tennessee. Its main office is located in Nashville, Tennessee and it has additional full-service branches in Nashville, Goodlettsville, Hendersonville, and Hermitage, Tennessee. In January 2005, the Bank commenced loan production office operations in Brentwood in Williamson County, Tennessee and has recently commenced construction of a new branch office in the Cool Springs area of Williamson County. The Bank’s deposits are insured by the FDIC as provided by law. It has not elected to seek membership in the Federal Reserve System.
The principal executive offices of the Bank are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.
Business of the Bank.
The Bank focuses its business in Middle Tennessee. The Middle Tennessee area is generally comprised of the Nashville, Tennessee Metropolitan Statistical Area. The Bank’s primary source of income in 2005 was its earnings principally derived from interest income from loans and returns from its investment portfolio. During 2005, the Bank derived approximately 92.15% of its gross earnings from interest income and approximately 7.85% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Middle Tennessee, primarily in the Davidson, Sumner and Williamson County trade areas, through its commercial banking operations.
The Bank engages in a full service commercial and consumer banking business, including the following services:
*Accepting time and demand deposits,
*Providing personal and business checking accounts, and

*Making secured and unsecured commercial and consumer loans.
*Investment services
The Bank is a locally-managed community bank that seeks to provide personal attention and professional assistance to its customer base which consists principally of individuals and small- and medium-sized businesses. The Bank’s philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.
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
The Bank offers the following support services to make financial management more efficient and convenient for its customers:
*personalized service
*telephone banking
*night deposit services
*on-line banking
*telephone banking
*direct deposit
*automated clearinghouse (ACH) services
*automatic bill payment service
*safe deposit boxes
*drive-up banking
*U.S. Savings Bonds
*travelers’ checks
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
In the fourth quarter of 2005 the Bank contracted with Linsco/Private Ledger Corp., a registered broker-dealer and investment advisor, to sell various securities and other financial investment products to the public through a division of the Bank called CBT Investment Services. These sales activities occur at designated locations in the Bank’s main office or branches through one or more employees of the Bank who are also licensed securities salespersons with Linsco/Private Ledger Corp. The securities and investment products offered include:
*Mutual Funds
*Fixed and Variable Annuities
*Money Market Instruments
*Treasury Securities
*Bonds
*Stocks
*Financial Planning Services

The Bank receives a fixed commission on sales of securities and investment products through the investment division. The Bank is responsible for certain expenses of the program, including providing furnishings and equipment and personnel costs.
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
The Company and Capital Bank & Trust Company are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. Certain ratios for the Company and the Bank in 2004 and 2005 are set forth below:

	Capital Level Meeting
	Regulatory Definition of	Company		Bank
	“Well Capitalized”	2005	2004	2005	2004
	(%)	(%)	(%)	(%)	(%)
Tier I Capital Ratio	6.00	9.47	8.71	9.57	8.22

Total Risk-Based Ratio	10.00	11.97	9.90	10.76	9.41

Leverage Ratio	5.00	8.03	7.34	8.10	6.91
Based solely on its analysis of federal banking regulatory categories, the Company and its subsidiary Capital Bank & Trust Company appear to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. The Company and the Bank recognize that their continued rapid growth, if it continues as planned, will almost certainly require additional capital in excess of retained earnings. In 2005 the Company issued $12 million in trust preferred securities to provide additional capital availability. The Company and the Bank have not yet finalized their strategies for optimally meeting their respective future capital needs but they believe that such avenues as new stock issues, a rights offering to existing shareholders, and the issuance of trust preferred securities are viable avenues for future capital acquisition.
There also have been a number of recent legislative and regulatory proposals designed to overhaul or otherwise “strengthen” the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “U.S.A. Patriot Act,” and the recent capital initiatives commonly referred to as “Basel II” have been important developments. See “Capital Adequacy Developments,” “Financial Services Modernization Act,” “U.S.A. Patriot Act,” and “Recent Developments and Future Legislation” in the following pages.

Please refer also to the Consolidated Financial Statements for additional, important information concerning the Bank.
Financial Summary of the Company
A financial summary of the Company is set forth below (amounts are rounded). Please refer to the Consolidated Financial Statements for a more detailed presentation. (The amounts reflect the Company’s 2-for-1 stock split effected July 30, 2004.)
YEAR ENDED DECEMBER 31
(Dollars in Thousands Except Per Share)

	2005	2004	2003	2002	2001
Total Assets	$473,894	$374,109	$281,969	$239,405	$181,412

Total Earning Assets	$448,286	$355,030	$265,426	$224,549	$168,514

Net Loans	$385,098	$289,338	$214,334	$173,385	$138,952

Deposits	$378,670	$280,027	$224,230	$189,895	$150,093

Stockholders’ Equity	$28,612	$25,788	$20,843	$18,632	$16,521

Gross Revenues	$29,005	$19,934	$17,607	$15,699	$14,562

Interest Income	$26,728	$17,724	$15,029	$13,721	$13,254

Non-Interest Income	$2,277	$2,210	$2,578	$1,978	$1,308

Net Earnings	$3,224	$3,373	$2,397	$1,627	$989

Basic Earnings Per Share	$0.93	$1.04	$0.77	$0.52	$0.32

Diluted Earnings Per Share	$0.88	$1.00	$0.72	$0.50	$0.31
(Continued on next page.)

YEAR ENDED DECEMBER 31
(Dollars in Thousands Except Per Share)

			Percentage Increase
			(Decrease)
	2005	2004	from 2004 to 2005
Total Assets	$473,894	$374,109	26.67%

Total Earning Assets	$448,286	$355,030	26.27%

Net Loans	$385,098	$289,338	33.10%

Deposits	$378,670	$280,027	35.23%

Stockholders’ Equity	$28,612	$25,788	10.95%

Gross Revenues	$29,005	$19,934	45.51%

Interest Income	$26,728	$17,724	50.80%

Non-Interest Income	$2,277	$2,210	3.03%

Net Earnings	$3,224	$3,373	(4.42%)

Basic Earnings Per Share	$0.93	$1.04	(10.58%)

Diluted Earnings Per Share	$0.88	$1.00	(12.00%)
Efficiency
Frequently, one measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating a dollar of revenue. That is, the ratio is designed to reflect the percentage of a dollar which must be expended to generate one dollar of revenue. The Company calculates this ratio by dividing non-interest expense by the sum of net interest income and non-interest income. For 2005, the efficiency ratio was 62.58%, compared to 61.21% for 2004 and 61.30% for 2003. Because the Company is operated on the principle of community bank levels of service, money center bank measures of “efficiency ratios” are not believed to be fairly applicable to the Company or to Capital Bank & Trust Company. In order to compete more effectively against larger commercial banks and thrifts, the Company has elected to provide the high levels of service that mandate or merit higher levels of personnel per dollar of assets than might be true of a larger institution. However, like any other well run business, the Company remains committed to aggressively managing its costs within the framework of its own business model. This is a forward-looking statement, and actual results could differ because of several factors, including those specified or described in the discussion of “Cautionary Statement Regarding Forward-Looking Statements.”
Subsidiaries
The Company has two direct subsidiaries – Capital Bank & Trust Company and Capital Bancorp Capital Trust I. The Bank has no active subsidiaries.
Services To and Transactions with Its Subsidiaries
Inter-company transactions between the Company and its subsidiaries are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide its subsidiaries with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the subsidiaries, however, remains with each company’s board of directors and with the officers elected by each subsidiary’s board.
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
Among other things, federal and state laws regulate the Company’s corporate governance, its investment authority, its manner of doing business, its employment practices, its community reinvestment obligations, its consumer privacy policies and procedures, its relationship with Capital Bank & Trust Company and its other affiliates, its ability to merge with, acquire, or be acquired by other entities, its requisite minimum capital and the forms of capital, its payment of dividends or other distributions, the types of businesses in which it can engage, and many other aspects of its business. The Company is subject to examination and supervision by the Federal Reserve Board, and it must pay for such examination and supervision.

Capital Bank & Trust Company.
The Company’s subsidiary Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is chartered under the laws of the State of Tennessee but it has chosen not to be a member of the Federal Reserve System. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), and its deposits are insured, as provided by law, by the FDIC through the Bank Insurance Fund. The Bank is subject to supervision, regulation, and examination by the FDIC and also by the Tennessee Department of Financial Institutions (“TDFI”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
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
Among other things, federal and state laws regulate the Bank’s corporate governance, its lending authority, the interest rates and fees it may charge, its manner of doing business, its employment practices, its community reinvestment obligations, its consumer privacy policies and procedures, its credit-reporting activities, its relationship with the Company and its other affiliates, its ability to merge with, acquire, or be acquired by other entities, its requisite minimum capital and the forms of capital, its ability to branch, its payment of dividends or other distributions, the types of businesses in which it can engage, and many other aspects of its business. The Bank is subject to examination and supervision by the FDIC and the TDFI, and it must pay for such examination and supervision.
Payment of Dividends
The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.
Tennessee law restricts the amount of dividends that may be paid by the Bank. In no event is a Tennessee-chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the TDFI. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital and surplus is below certain statutory limits.
If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC) and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.
In addition, under the Federal Deposit Insurance Act, a FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.
Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. Historically, however, the Company has elected not to pay a cash dividend. The Company has elected, instead, to reinvest its earnings to support the growth of the Company and Capital Bank & Trust Company. The Company expects to continue that dividend policy at least for fiscal year 2006, and assuming continued growth consistent with historical experience, it is currently expected that the Company would continue its reinvestment strategy indefinitely (and thus not pay cash dividends for the foreseeable future). However, the Company could in the future elect to pay stock and/or cash dividends in 2006 or in later years if so determined by its board of directors. Currently, however, the funds available for dividends are expected to be retained by the Company to support the Company’s planned growth in deposits and loans. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.”
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
The Company is subject to various legal restrictions on the extent to which it and any non-bank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from the Bank. For example, the Company and the Bank are subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with any affiliate, including any transactions between the Bank and the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such non-bank subsidiaries, to 10% of the lending institution’s capital stock and surplus, and as to the holding company and all such non-bank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on “non-credit” transactions between the Bank on the one hand and the Company (and “non-bank” bank holding company) affiliates on the other hand. On October 31, 2002, the Federal Reserve issued “Regulation W” that is intended to comprehensively implement sections 23A and 23B of the Federal Reserve Act and to protect insured depository institutions from incurring losses arising from transactions with affiliates.
Regulation W unifies and updates staff interpretations issued over many years, and it incorporates several new interpretative proposals. Among other things, Regulation W is supposed to clarify when transactions with an unrelated third party will be attributed to an affiliate. The regulation also addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
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
Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. (This is discussed in the context of “Cross-Guarantee Liability.”) In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, or a violation of the Federal Reserve Board’s regulations, or both.
Bank holding companies within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act are also subject to regulation under that Tennessee Act. As such, a bank holding company and its subsidiaries could be subject to examination by, and could be required to file reports with, the TDFI under specified circumstances.
Effective in late 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. Based on information published by the FDIC as of June 30, 2005, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee that has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.
Source of Financial Strength
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

Cross-Guarantee Liability
Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver, and in danger of default is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Company and the Bank are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the Bank would likely result in assertion of the cross-guarantee provisions and the assessment of such estimated losses against the Company.
Interstate Banking and Branching
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
As noted above, Tennessee law restricts the amount of dividends that may be paid by the Bank. In no event is a Tennessee-chartered bank permitted to pay dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner. Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital and surplus is below certain statutory limits.

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
Regulation by the FDIC
The FDIC is the Bank’s primary federal regulator. The Bank is subject to supervision, examination and regulation by the FDIC. However, such supervision, examination and regulation is intended to protect the deposit insurance funds managed by the FDIC and not to protect shareholders of or other investors in the Bank. It is intended that the Bank’s deposit accounts will always be insured up to applicable limits by the FDIC through the Bank Insurance Fund. The Bank files, and will continue to be required to file, reports with the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, mergers or acquisitions. The Federal Deposit Insurance Act serves to limit the amount of dividends payable by the Bank. See “Payment of Dividends.”
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
The FDIC has adopted regulations under the Federal Deposit Insurance Act governing the receipt of brokered deposits. Under the regulations, FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless: (a) it is well capitalized; or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2005, the Company believes the brokered deposits regulation will have no material effect on the funding or liquidity of Capital Bank & Trust Company. Presently, the Bank utilizes some brokered deposits in the form of certificates of deposit obtained outside of the Bank’s geographic market in order to reduce the cost of deposits. At December 31, 2005, approximately 11.54% of our total deposits could be classified as brokered certificates of deposit.
Capital Adequacy
The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves.
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
At December 31, 2005, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

		Well-Capitalized	Minimum Required
	Capital Bancorp, Inc.	Institutions*	by Regulation
Tier 1 Capital	9.47%	6.00%	4.00%

Total Risk-Based Capital	11.97%	10.00%	8.00%

Leverage Ratio	8.03%	5.00%	4.00%

* See “Prompt Corrective Action” below.
Please refer to Note 16 to the Consolidated Financial Statements for additional information on the Company’s consolidated capital position. The Company is presently reviewing available avenues for raising additional capital to support anticipated future capital needs.
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
The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the FDIC, as the case may be. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2005. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.
The federal regulators continue to study and to propose changes to the capital requirements applicable to the

Company and Capital Bank & Trust Company. There is ongoing study, discussion and regulatory debate about international capital standards known as the Basel Accords. See “Capital Adequacy Developments” below. The supervisory review aspect of the Basel framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy. The Company does not anticipate that these changes will adversely affect the Company or the Bank. The Company believes that is capital position is adequate and that it meets all federal capital standards applicable to it and to the Bank.
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
The Federal Deposit Insurance Act generally prohibits a FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within 90 days of the date on which they become critically undercapitalized.
The Company believes that the Bank, as of December 31, 2005, had sufficient capital to qualify as “well capitalized” under most applicable regulatory capital categories.
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
A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As of its most recent CRA examination, dated in 2004, the Bank was rated at least “satisfactory.”
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
The Agencies anticipate that a notice of proposed rulemaking on possible revisions to risk-based capital adequacy regulations relating to Basel II will be published in mid-2005. Implementation is expected in the second quarter of 2006. Possible changes to capital regulations for U.S. banking organizations not subject to the Basel II-based regulations is to be considered and addressed in this same general time.
Basel II is not expected to have any immediate impact on the Company or Capital Bank & Trust Company; however, any developments related to capital adequacy can eventually have an impact on the Company or the Bank.
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
The law is intended to enhance the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA PATRIOT Act materially amended and expanded the application of the existing Bank Secrecy Act. It provided enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls, the designation of a compliance officer, an ongoing employee training program, and an independent audit function to test programs. In addition, the USA Patriot Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.
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
Competition
Capital Bancorp, Inc., and its direct and indirect subsidiaries operate in a highly competitive environment. Capital Bancorp, Inc., is a relatively small financial services organization that competes for business with many far-larger organizations. The Company and its subsidiaries compete with other bank holding companies and banks, savings and loan associations and other thrift institutions, credit unions, brokerage and investment banking firms, money market and other mutual funds for deposits, and other sources of funds. In addition, they compete with a variety of other financial services firms, such as finance companies, mortgage loan companies, leasing companies, merchant banks, insurance companies and insurance companies. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks. Thus the Company and its affiliates, especially Capital Bank & Trust Company, compete with businesses that do not have either the direct or indirect costs imposed by federal and state regulation, and thus which may have a competitive advantage over the Company. The deregulation of depository institutions, as well as the increased ability of non-banking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications, processes and costs as are the Company or the Bank.
The principal geographic area of the Company’s operations encompasses Nashville-Davidson County, Sumner County, and Williamson County, and other areas of Tennessee contiguous to Davidson County. These areas are located in the Nashville-Davidson-Murfreesboro Metropolitan Statistical Area (the “MSA”). In the MSA, there were 49 commercial banks and savings institutions operating 468 offices as of June 30, 2005 (based on data published by the FDIC). Of these, 386 offices were operated by 20 commercial banks which alone held an aggregate of $22.91 billion in deposits as of June 30, 2005 (again, based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including financial institutions with national and regional scope, as well as with a variety of other local banks, financial institutions, and financial services companies.
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
Personnel
At year-end 2005, the Bank employed 103 full-time equivalent personnel, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

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
The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. The Federal Reserve Board implements national monetary policies (with objectives such as addressing inflationary and recessionary pressures) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. As described in Management’s Discussions and Analysis, changes in interest rates effected by the Federal Reserve Board can have a material impact on the Company and the Bank. For example, the impact can be to narrow the Bank’s net interest margin (the difference between what the Bank pays for deposits and what the Bank charges for loans), thus adversely affecting earnings. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.
The Company and the Bank are also affected by the supervisory activities and regulatory policies of various bank regulatory authorities, including the TDFI, the FDIC, the Federal Reserve Board, and the federal Office of the Comptroller of the Currency. Regulatory policies, examinations and initiatives impose costs on both the Company and the Bank and influence their governance and operations.
From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to “Item 1. Business – Supervision and Regulation.”
Transactions with the Company’s Accountants
As a matter of policy, the Company avoids being involved in transactions with its firm of independent certified public accountants that would, in the Company’s view, jeopardize that firm’s independence. The Company values the work and the independent perspective offered by that firm but does not engage in any material consulting service agreements with that firm. For example, in 2005, the fees for non-audit services for the Company and the Bank were $41,980 as opposed to $119,803 for audit and audit-related fees. Additional information concerning the Company’s principal accountants is set forth in Item 14 of this Annual Report on Form 10-K, “Principal Accountant Fees and Services.”
Environmental Matters
The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to comply with these laws and regulations by virtue of its, and the Bank’s, activities. However, such laws may from time to time affect the Company in the context of lending activities to borrowers who may themselves engage in activities or encounter circumstances in which the environmental laws, rules, and regulations are implicated.

Research
The Company makes no material expenditures for research and development.
Dependence Upon a Single Customer
The Company’s principal customers are generally located in the Middle Tennessee area with a concentration in Davidson County, Tennessee. The Company is not dependent upon a single customer or a very few customers; however, a substantial percentage of the Company’s total loans is secured by commercial real estate, most of which property is located in Davidson County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.
Line of Business
The Company’s principal business is the ownership of the Banks’ stock. The Bank operates under the Tennessee Banking Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2005. Please refer to the Management’s Discussion and Analysis and to the Consolidated Financial Statements for additional information about the Company’s business activities.
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
The Sarbanes-Oxley Act of 2002 – President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations have been issued by the SEC in connection with the new law on various occasions since 2002, and additional regulations may be issued in the future. This important law has far reaching impact on corporate affairs, particularly for companies that are listed on public securities exchanges such as the New York Stock Exchange and the NASDAQ. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission (“SEC”). The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.
As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Bank. Another well-known recent development was the enactment of the Financial Services Modernization Act, which is having an extensive impact on financial services in the United States. Additional developments include, for example, a recent change in Tennessee law that removed the prohibition against the acquisition of certain branches that have been in existence for at least three years by out-of-state banks and bank holding companies. Moreover, the limitation on acquiring banks in Tennessee that have been in existence less than five years has been changed to three years. It has also become possible to have “S corporation” tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to certain qualifying financial institutions.

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
Executive Officers of Capital Bancorp, Inc.
The following are the executive officers of the Company, all of whom are also the executive officers of Capital Bank & Trust Company (“Capital Bank” or “Bank”). Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date hereof.

Name	Age	Office and Business Experience
R. Rick Hart	57	Chairman, President, and CEO of the Company, 2001 — present; Director of the Company, 2001 — present; Chairman of the Bank, 2000 - present; President and CEO of the Bank, 1994 — present; Director of the Bank 1994 - present.

John W. Gregory, Jr.	55	Executive Vice President and Chief Operating Officer of the Company, 2001 — present; Corporate Secretary of the Company, 2003 - present; Executive Vice President and Senior Lender of the Bank, 1994 — present; Director of the Bank 1994 — present.

Sally P. Kimble	52	Executive Vice President and Chief Financial and Accounting Officer for the Company, 2002 - present; Senior Vice President and Chief Financial and Accounting Officer for the Company, 2001 — present, and for the Bank, 2000 — present; Treasurer of the Company and the Bank; 1988-1999, Senior Vice President and Chief Financial Officer of First Bank & Trust and First Financial Corporation, Mt. Juliet, Tennessee.
Officers are generally elected annually by, and serve at the pleasure of, the board of directors; however, the Company has employment contracts with Mr. Hart and Mr. Gregory.
Available Information
The Company utilizes Capital Bank & Trust Company’s Internet website at www.capitalbk.com. On this website, the Company expects to make available, free of charge, electronic versions of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, on or about the same day that the Company files these reports with the SEC. The Company’s Charter, Bylaws, Audit Committee Charter, Code

of Ethics, and any future amendments thereto, and Rules of Conduct for Meetings of Capital Bancorp, Inc. Shareholders are also posted on this website. From the Bank’s home page at www.capitalbk.com, click on “Corporate Information” to access these reports and other documents. These reports, and the Audit Committee Charter and Code of Ethics, can be obtained by bona fide shareholders directly from the Company in paper format, at least until such time as they are presented on the website, by sending a written request addressed to Investor Services, Capital Bancorp, Inc., 1808 West End Avenue, Suite 600, Nashville, Tennessee 37203. Copies of the Report on Form 10-K and related exhibits will be provided as set forth in the Company’s Annual Report to Shareholders. Although we may make reference to our website address in this Annual Report on Form 10-K, it is intended as a textual reference only, and the information in the website is not incorporated by reference herein.
ITEM 1A RISK FACTORS
Investing in our stock involves various risks related to our company, the industry in which we operate and the markets as a whole. Prospective investors should carefully consider the risk factors set forth below as well as others described elsewhere in this Annual Report. The risks and uncertainties described herein are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risk factors actually occurs, our business or financial condition, or our results of operations could be adversely affected. If that happens, the trading price of our stock could decline, and you may lose part or all of the value of any of our stock held by you.
We may have difficulties securing the capital needed to grow the Bank.
We have grown significantly in the last few years. In order to continue such growth we will require additional capital. There is no assurance that we will be able to raise needed additional capital in any particular time period. Even if we are able to raise such capital, the issuance of additional shares of common stock might be dilutive to the interests of the then-existing shareholders of the Company. Should we incur indebtedness to fund our capital needs, we would be required to obtain certain regulatory approvals beforehand. Our ability to raise needed capital will depend, in part, on the conditions of the financial markets and on our financial performance. Failure to raise capital as needed may impair our ability to implement our current business plan and may subject the Bank to an increased level of regulatory supervision.
We compete in a geographically concentrated market.
The Bank focuses its business in Middle Tennessee, primarily in the Davidson, Sumner and Williamson County trade areas. Substantially all of our deposits and loan customers are located in this market. Therefore, our success is partially dependent on the economic conditions in this geographic region. Unfavorable local economic conditions could reduce our deposit base, limit our ability to generate new loans, restrict the ability of our customers to repay their existing loans to us and otherwise adversely affect our financial condition and results of operations. Unlike larger regional or national institutions, community banks, like us, are less able to spread the risks of unfavorable local economic conditions across a large number of locations.
Our loan portfolio has a concentration of residential and commercial real estate loans.
We have traditionally focused on small business and residential real estate loans in our local market. As of December 31, 2005, approximately 55.6% of the outstanding loan balances is represented by real estate loans. The real estate market is impacted by trends in interest rates. Adverse events in the local real estate market or in interest rates could negatively impact our ability to generate new real estate loans or collect on outstanding real estate loans.
If our allowance for loan losses is insufficient to cover actual losses, our earnings will be negatively impacted.
We maintain an allowance for loan losses in an attempt to cover any actual losses suffered on outstanding loans. Our management assesses the adequacy of the allowance for loan losses on a quarterly basis. If the assumptions used by management in establishing the allowance for loan losses prove to be inaccurate, our current allowance may be inadequate to cover all potential losses and earnings would be negatively impacted. In addition, regulators periodically review our loan portfolio and our allowance for loan losses. Their conclusion about the quality of the loan portfolio may differ from ours. Any increase in loan charge offs required by regulators could also have a negative impact on our operating results.
Trends in interest rates may result in negative impacts on our earnings.
Changes in interest rates affect our interest income as well as our interest expense. Fluctuations in interest rates are generally the result of changes in the economy, monetary policy and competitive factors, many of which are beyond our control. Management periodically monitors the interest rate sensitivity of our assets and liabilities, comparing our cost of funds with the interest yields generated primarily through loans and investments. At various times, we experience gaps in the interest rate sensitivity of our assets compared with our liabilities. At such times, if market interest rates should move contrary to our position, our earnings could be negatively impacted.
We face intensive competition in our markets that could adversely affect our profitability.
We compete against several large, well-established regional and national financial institutions in our market. Many of these institutions have higher lending limits, more branch offices and offer a wider variety of service than we offer. We also compete against other community banks in our market. Competition for loan and deposit opportunities as well as employees in our market area is intense. Our inability to compete with other institutions in our market may adversely impact our financial condition and results of operations.
The loss of key members of our management team could adversely affect our business.
We are dependent on the performance of key management personnel for our success. Loss of any of our key members of management could negatively impact our ability to obtain deposits, generate new loans or otherwise continue to grow the business of the Bank.
The trading market for our common stock is limited.
Our common stock is traded on the over-the-counter bulletin board market from time to time. Many transactions are believed to be privately negotiated. The trading volume is very limited, and few analysts follow the stock. As a result, shareholders may have a difficult time selling a substantial number of shares for the same price that a smaller number of shares could be sold. Furthermore, the market price of our stock may fluctuate in the future, and these fluctuations may be unrelated to our financial performance. Market volatility in the future could adversely affect the price of our common stock, and current market prices are not indicative of future market prices.
Certain provisions in our charter, bylaws and other documents could impair a potential takeover of the Company and adversely affect the trading price of our common stock.
Certain provisions in our corporate documents, as well as certain regulations, could make it more difficult and expensive for potential acquirers to acquire the Company, especially in a transaction that is opposed by the board of directors of the Company. As a result, our shareholders may not have an opportunity to participate in such a transaction, and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to such takeover transactions.

We operate in a highly regulated industry and failure to comply with all of such regulations could adversely impact our business plan
We operate in a highly regulated industry and are subject to examination, supervision and regulation by various federal and state agencies. Compliance with these regulations is costly and limits our flexibility to pursue certain actions, such as the payment of dividends, merger, sales of assets, investments, interest rates charged or paid and the location of our offices. These regulations also impose certain minimum capital requirements on us. Some of the regulations are difficult to interpret, and regulations issued by differing agencies sometimes conflict with one another. Furthermore, the laws and regulations applicable to our industry are likely to change over time, and we cannot predict the effect that these changes may have on our ability to pursue our business plans.
ITEM 1B UNRESOLVED STAFF COMMENTS
The Company has no unresolved comments with the staff of the Securities and Exchange Commission.
ITEM 2. PROPERTIES
The Company’s (and Capital Bank & Trust Company’s) executive offices are located in Nashville, Tennessee at 1820 West End Avenue, Nashville, Tennessee 37203. This headquarters location is leased by the Bank. The Company and the Bank own and lease a number of properties in Davidson, Sumner and Williamson Counties in Tennessee. Leased properties principally constitute land and buildings under long-term leases in which the Company and the Bank maintain their offices.
Offices and Properties
The Bank currently operates six full-service offices, including its main office, in Davidson and Sumner Counties in Tennessee. The Bank also operates a Loan Production Office in Williamson County, Tennessee (opened in January of 2005) and is constructing a full service office in Williamson County. The following table shows the location and the Bank’s ownership rights in its offices:

Principal Purpose	Type of Ownership	Property Location
Main Office of the Bank	Lease	1820 West End Avenue (2)
Nashville, Tennessee 37203

Downtown Branch	Lease	222 Fourth Avenue, North
Nashville, Tennessee 37219

Goodlettsville Branch	Own	140 Long Hollow Pike
Goodlettsville, Tennessee 37072

Green Hills Branch	Lease	2200 Abbott Martin Road
Nashville, Tennessee 37215

Hendersonville Branch	Own	370 East Main Street
Hendersonville, Tennessee 37075

Hermitage Branch	Own	4422 Lebanon Road
Hermitage, Tennessee 37076

Williamson Capital	Lease	205 Powell Place
Loan Production Office (1)		Brentwood, Tennessee 37027

General Office Space	Lease	1808 West End Avenue (3)

Principal Purpose	Type of Ownership	Property Location
Nashville, Tennessee 37203

Operations Center	Lease	1816 Hayes Street (3)
Nashville, Tennessee 37203

(1) This loan production office (or LPO) commenced operations in January of 2005. In 2006 the Bank entered into a lease agreement for a location in Williamson County to construct a full service branch.
(2) This lease was originally entered into with an independent owner of the property. Director Michael D. Shmerling has recently purchased the property from the owner. The purchase will not affect the Bank’s rights under its existing lease.
(3) This is a lease from an interest of Director Michael D. Shmerling. Please refer to Note 13 to the Consolidated Financial Statements for additional information.
The Bank neither owns nor leases any ATMs.
In the judgment of the Company’s management, the facilities of the Company and the Bank are generally suitable and adequate for their current needs; however, as with the new space at 1808 West End Avenue, new office sites are considered from time to time. The Company may need to seek additional office space for administrative and other personnel in 2006, and at this time it is believed that this space will be in the general area of the Bank’s present main office.
There are no material encumbrances on any of the properties owned by the Company or the Bank.
Additional information relating to properties is set forth in Note 5 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2005, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
The Company’s common stock is sometimes thinly traded in the local over-the-counter market from time to time. Many transactions are believed to be privately negotiated. Management believes that Middle Tennessee is the principal market area for the common stock. The following table sets forth the estimated high and low sales prices per share of the common stock for each quarter of fiscal 2005 and 2004. Although management believes that this information is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals. (All of the share information has been adjusted to reflect the two-for-one stock split effected by the Company on July 30, 2004.)
The publicly reported price of the Company’s common stock on March 27, 2006, was $18.25 per share. The Company’s common stock is currently traded on the OTC Bulletin Board with the trading symbol “CPBB.” The information concerning transactions in the Company’s common stock are believed to be reasonably accurate but are not guaranteed.
The following table shows quarterly high and low trade prices for the Company’s common stock as reported to the Company:
Reported Trade Prices: Company’s Common Stock (Price per share)

Calendar
Quarter	High	Low
2005
Fourth Quarter	$20.00	$18.80
Third Quarter	$22.00	$18.25
Second Quarter	$22.00	$18.30
First Quarter	$23.00	$19.75

Calendar
Quarter	High	Low
2004
Fourth Quarter	$22.00	$19.20
Third Quarter	$20.00	$14.25
Second Quarter	$14.50	$12.00
First Quarter	$12.00	$11.30
Although there is a relatively limited public trading market for our common stock, because of the typically small volume of trading and the fact that those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the common stock or of the prices at which the Company’s common stock would trade if there were more clearly an established public trading market or a less thinly traded security. Accordingly, there can be no assurance that the common stock will subsequently be purchased or sold at prices comparable to the prices set forth above.
The Company’s Securities
Common Stock. In its charter, the Company is authorized to issue 20,000,000 shares of its common stock, no par value. The Company’s common stock is the Company’s only class of securities outstanding or entitled to vote. As of March 1, 2006, the Company had 3,512,495 shares of its common stock outstanding, and it estimates that these shares are held by approximately 800 persons. No shares are reserved for issuance except up to 1,000,000 shares reserved in connection with the 2001 Capital Bancorp Stock Option Plan (the “Company’s stock option plan”) and an additional 500,000 shares that are reserved in connection with the Capital Bancorp, Inc. 2005 Employee Stock Purchase Plan. As of December 31, 2005, of the shares reserved under the Stock Option Plan, an aggregate of 589,366 stock options had been exercised (14,300 having been exercised in 2005); 327,134 options were outstanding, and of those that are outstanding, 204,984 options were exercisable. The Company registered 545,734 shares of common stock to be issued under the Stock Option Plan on Form S-8 filed under the Securities Act of 1933, as amended, on September 1, 2004. See “The Common Stock” discussion appearing later in this document. See “Stock Option Plan” discussion appearing later in this document.
Preferred Stock. The board of directors is authorized, without further action by the shareholders, to provide for the issuance of up to 20,000,000 shares of preferred stock, from time to time in one or more series. See “The Company’s Preferred Stock” discussion appearing later in this document.
Debt Securities. The board of directors is authorized to issue debt securities for the Company on terms determined by the board in the exercise of its business judgment. No such securities have been issued by the Company and, as of March 1, 2006, no such securities are planned to be issued.
The Common Stock
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
*Conducted himself or herself in good faith;
*Reasonably believed, in the case of conduct in his or her official capacity with the corporation, that his or her conduct was in the best interests of the corporation;
*Reasonably believed, in all other cases, that his or her conduct was at least not opposed to the corporation’s best interests; and
*In the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful.
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
Unless limited by its charter, a Tennessee corporation must indemnify, against reasonable expenses incurred by him or her, a director who was wholly successful, on the merits or otherwise, in defending any proceeding to which he or she was a party because he or she is or was a director of the corporation. Expenses incurred by a director in defending a proceeding may be paid by the corporation in advance of the final disposition of the proceeding if three conditions are met:
*The director has furnished the corporation a written affirmation of the director’s good faith belief that he or she has met the standard of conduct as set forth above;
*The director has furnished the corporation a written undertaking by or on behalf of a director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the corporation against such expenses; and
*The Company must have made a determination that the facts then known to those making the determination would not preclude indemnification.

A director may apply for court-ordered indemnification under certain circumstances. Unless a corporation’s charter provides otherwise,
*An officer of a corporation is entitled to mandatory indemnification and is entitled to apply for court-ordered indemnification to the same extent as a director,
*The corporation may indemnify and advance expenses to an officer, employee, or agent of the corporation to the same extent as to a director, and
*A corporation may also indemnify and advance expenses to an officer, employee, or agent who is not a director to the extent, consistent with public policy, that may be provided by its charter, bylaws, general or specific action of its board of directors, or contract.
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
The Company’s charter eliminates a director’s liability to the Company or its shareholders for monetary damages to the maximum extent permitted by law. Section 48-18-301 of the Tennessee Business Corporation Act provides that a director shall not be liable for any action, or failure to take action if he or she discharges his or her duties:
*In good faith;
*With the care of an ordinarily prudent person in a like position under similar circumstances; and
*In a manner the director reasonably believes to be in the best interests of the corporation.
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
Dividends
The Company has never declared a cash dividend. In May of 2004, the Company declared and issued a two-for-one stock split effective July 30, 2004. All of the numbers of shares stated in this discussion have been adjusted to reflect this stock split. The Company does not expect to pay a cash dividend in 2006. Dividends in the future may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. To the extent practicable, but in all events subject to a wide variety of considerations and to the discretion of the board of directors, the Company may pay dividends from time to time in accordance with Tennessee law.
The Company’s ability to pay cash dividends is restricted by a number of factors, including legal limits, the availability of cash, prudential and growth considerations, and other factors. For example, no dividend or other distribution of assets can be made under Tennessee law if the Company is insolvent or would be rendered insolvent by such action. Under the law governing Tennessee business corporations, called the “Tennessee Business Corporation Act,” the Company may not pay a dividend if afterwards:
*The Company would be unable to pay its debts as they become due, or
*The Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders.

Any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and/or other factors affecting the Company that cannot be reliably predicted. It is important to note that cash available for dividend distribution to shareholders must initially come from dividends or fees that Capital Bank & Trust Company pays the Company. The Company is a legal entity separate and apart from its subsidiary Capital Bank & Trust Company. As a result, the legal restrictions on Capital Bank & Trust Company’s dividend payments also affect the ability of the Company to pay dividends.
Capital Bank & Trust Company is a commercial bank chartered under Tennessee law. Tennessee and federal law restrict the timing and amount of dividends that may be paid by commercial banks like Capital Bank & Trust Company. For example, a Tennessee-chartered commercial bank is prohibited from paying cash dividends in any calendar year that exceed the total of its net income of that year combined with its retained net income of the preceding two years unless the Tennessee Commissioner of Financial Institutions pre-approves the dividend. Prior regulatory approval must also be obtained before Capital Bank & Trust Company can declare any cash dividends if the amount of Capital Bank & Trust Company’s capital and surplus is below certain statutory limits. It is expected that most of the funds that Capital Bank & Trust Company could use to pay dividends or fees to the Company will, instead, be utilized to support Capital Bank & Trust Company’s present and future operations and growth.
Other regulations impose “safety and soundness” and other restrictions on Capital Bank & Trust Company’s ability to pay dividends and fees to the Company. The federal bank regulatory agencies have indicated that paying dividends that would deplete Capital Bank & Trust Company’s or the Company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (“FDIC”) have issued policy statements which provide that bank holding companies, like the Company, and insured depository institutions, like Capital Bank & Trust Company, generally should only pay dividends out of current operating earnings. In addition, under the Federal Deposit Insurance Act, a FDIC-insured depository institution (such as Capital Bank & Trust Company) may not make any capital distributions (including the payment of dividends) or pay any management fees to the Company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized within the meaning of applicable law.
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
Stockholder Nominations and Proposals
Holders of Company common stock are entitled to submit proposals to be presented at an annual meeting of the Company’s stockholders. The Company’s charter and bylaws provide that any proposal of a stockholder that is to be presented at any meeting of stockholders must be sent so it is to be received by the Company in advance of the meeting. All such proposals must meet the strict criteria set forth in the Company’s charter and bylaws and/or the Securities and Exchange Commission’s (“SEC’s”) regulations governing security holder proposals. Essentially, nominations made other than by the board of directors must provide the type of information that the Company itself is required to provide to shareholders with respect to the nomination of directors. If such nominations are not so made, they will be disregarded.
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
The requirement of a supermajority vote of stockholders to approve certain business transactions may discourage a change in control of the Company by allowing a minority of the Company’s stockholders to prevent a transaction favored by the majority of the stockholders. A seventy-five percent vote of all issued and outstanding shares of Company common stock is required to approve a business combination transaction, unless there is an affirmative vote by seventy-five percent of the members of the board of directors to recommend the transaction to the shareholders, in which event a majority of the outstanding shares of the Company would be sufficient to approve the proposed transaction. This provision of the charter may enable management to retain substantial control over the affairs of the Company. The primary purpose of the supermajority vote requirement is to encourage negotiations with the Company’s management and board of directors by groups or companies interested in acquiring control of the Company and to reduce the danger of a forced share exchange or sale of assets.
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

Stock Option Plan
The Company registered 545,734 shares of common stock to be issued under the 2001 Capital Bancorp Stock Option Plan (the “Company’s stock option plan”) on Form S-8 filed under the Securities Act of 1933, as amended, on September 1, 2004. The Company’s employees and directors, and certain other persons, are eligible to participate in the Company’s stock option plan. As of December 31, 2005, of the shares reserved under the plan, an aggregate of 589,366 stock options had been exercised; 327,134 options were outstanding and, of those that are outstanding, 204,984 options were exercisable. See “The Common Stock” discussion appearing elsewhere in this document.
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
In the event that, at any time following the Distribution Date, (i) the Company is acquired in a merger or other business combination transaction in which the holders of all of the outstanding Common Shares immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation’s voting power, or (ii) more than fifty percent of the Company’s assets or earning power is sold or transferred, then each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right (the “Flip-Over Right”) to receive, upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder’s having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable; if a transaction results in a holder’s having a Flip-Over Right subsequent to a transaction resulting in a holder’s having a Flip-In Right, a holder will have Flip-Over Rights only to the extent such holder’s Flip-In Rights have not been exercised.
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
(a) The Company’s Preferred Stock
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
(b) Holders
The number of record holders, including those shares held in “nominee” or “street name,” of the Company’s common stock at March 28, 2006 was approximately 358.
(c) Dividends
The Company did not declare cash or stock dividends in 2005. Future dividends may be paid as determined by the Company’s Board of Directors from time to time in conformity with and as limited by federal and state law. To the extent practicable, but in all events subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company may pay dividends from time to time in accordance with Tennessee law. Historically, the

Company has elected to retain earnings to support future growth rather than to pay out cash dividends. See “Supervision and Regulation — Payment of Dividends” set forth elsewhere in this Annual Report.
No dividend or other distribution can be made if the Company is insolvent or would be rendered insolvent by such action. Under the Tennessee Business Corporation Act, the Company may not pay a dividend if afterwards:
*The Company would be unable to pay its debts as they become due, or
*The Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders.
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
(d) Recent Sales of Unregistered Securities
During the past year, the Company has not sold any shares of its common voting stock that were not registered under the Securities Act.
(e) Disclosure of Company Repurchases Pursuant to Item 703(a) of Item S-K
The Company did not repurchase any of its shares in 2005. Unless and until the Company otherwise publicly announces a contrary intent, the Company has no plan to repurchase any of its own securities; however, Mr. R. Rick Hart, the Chairman of the Company, may be deemed to be an “affiliated purchaser” under Rule 10b-18(a)(3), even though he is purchasing Company shares solely for his own account. Because he may be deemed an “affiliated purchaser” pursuant to Rule 10b-18(a)(3) promulgated under the Securities Exchange Act, the literal wording of Item 703 of Regulation S-K may require the disclosure of Mr. Hart’s purchases. Such purchases have been previously disclosed in filings made on Form 4 during the period covered by this Annual Report. Mr. Hart’s intention to make purchases of the Company’s securities for his own account was announced in the Company’s Current Report on Form 8-K* filed on April 27, 2004. Mr. Hart made no purchases during the Fourth Quarter of 2005 except the purchase of newly issued shares from the Company pursuant to the Company’s Employee Stock Purchase Plan.

*	The Company announced pursuant to its Current Report on Form 8-K filed April 27, 2004, that persons affiliated with the Company and its principal subsidiary might be purchasing shares of the Company. The Company also disclosed in that Current Report that it does not intend to make any purchases of its own securities at this time. Mr. Hart, who is the Company’s Chairman, President and CEO, who is apparently an “affiliated” purchaser under Rule 10b-18(3), reserves the right to trade in the Company’s shares in accordance with applicable law; however, the Company has been advised that there is no preset number of shares that he has decided to purchase or dispose of and no “plan” or “program” of purchases.

ITEM 6. SELECTED FINANCIAL DATA
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to the Consolidated Financial Statements, the Statistical Data, Item 6, Item 7, and Item 8 for the information called for by this Item of the Annual Report on Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:
-Independent Auditors’ Report;
-Consolidated Balance Sheets — December 31, 2005 and 2004;
-Consolidated Statements of Earnings — Three years ended December 31, 2005;
-Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2005;
-Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2005;
-Consolidated Statements of Cash Flows — Three years ended December 31, 2005; and
- Notes to Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company filed a Form 8-K on February 13, 2006 reporting a change of accountants. There have been no disagreements with accountants that are required to be reported pursuant to this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES
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
ITEM 9B. OTHER INFORMATION
Not Applicable.
PART III
Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2006 definitive proxy statement to be filed with the SEC pursuant to Regulation 14A (the “2006 Proxy Statement”). However, the information set forth in the 2006 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph,” as to any option repricing, and/or as to any other lawfully excludable section or part, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2006 Proxy Statement shall be deemed or understood to incorporate any of such materials into this Annual Report on Form 10-K.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The types of biographical and other information required by Item 10 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “The Company’s Corporate Governance Structure,” and “Executive Officers.”
Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.
Further information about the Capital Bancorp, Inc. Audit Committee (which is joint with the audit committee of Capital Bank & Trust Company), as well as information concerning the Company’s Code of Ethics, is included below.
Information About the Audit Committee
The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is more fully described in the Company’s 2006 Proxy Statement under the sections entitled “Audit Committee,” “Report of the Audit Committee,” and “Principal Auditor Fees and Services,” which sections are incorporated herein by reference. The current members of the audit committee are Clenna G. Ashley, Chair, Robert P. Alexander, Sr., Albert J. Dale, III, C. Donald Dixon, and Robert W. Doyle. The Company’s board of directors has determined that all of these persons are independent within the meaning of Rule 4200(a)(14) of the NASDAQ. The Audit Committee has not at this time designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002. The board of directors is considering the issues related to and the ramifications of such a designation. In addition, rules have only recently been issued by the SEC concerning financial experts, which rules are being studied by the board of directors. The board reserves the right to elect to designate a financial expert at any time.
Information About the Company’s Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company’s officers and employees, including its principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and others performing similar functions. The Code of Ethics is posted on the Company’s website at http://www.capitalbk.com/Corporate Information. The Company undertakes to provide to any bona fide shareholder without charge, upon request, a copy of its Code of Ethics. Requests should be submitted in writing to the attention of Investor Services, 1808 West End Avenue, Suite 600, Nashville, Tennessee 37203. The Company intends to give notices of amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s directors, chief executive officer, principal financial officer or principal accounting officer) by appropriate filings on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information concerning compensation of directors and executive officers required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the captions of “The Company’s Corporate Governance Structure: The CBI Board of Directors and Its Committees” and “Executive Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning certain ownership of the Company’s securities required by Item 12 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”
The following table provides information required to be disclosed by the securities laws with respect to (1) compensation plans and (2) individual compensation arrangements (of which the Company has none) under which equity securities of the Company are authorized for issuance. The compensation plans are the Capital Bancorp, Inc. 2001 Stock Option Plan, which was approved by the Company’s shareholders in March of 2001, and the Capital

Bancorp, Inc. 2005 Employee Stock Purchase Plan, which was approved by the Company’s shareholders in May of 2005. As of December 31, 2005, the Company had no compensation plan (including individual compensation arrangements) that provides for the issuance of securities that has not been approved by the shareholders.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights*	Warrants and Rights*	Reflected in Column
	(a)	(b)	(a))
Equity Compensation Plan Approved by Security Holders	327,134	$9.62	627,784 **

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

Total	327,134	$9.62	627,784 **

*	The Company currently has no outstanding warrants or rights. The numbers set forth have been adjusted to reflect the Company’s two-for-one stock split effected July 30, 2004. Please refer to Notes 18 (Stock Option Plan) and 20 (Earnings Per Share) to the Consolidated Financial Statements included in this Annual Report on Form 10-K as part of Item 8.
**	This number includes 83,500 shares subject to further issuance under options not currently outstanding under the 2001 Stock Option Plan and 544,284 shares subject to future issuance under the 2005 Employee Stock Purchase Plan. Shares available under the 2005 Employee Stock Purchase Plan automatically increase each year for 20 years by the lesser of (i) 1.5% of the total shares outstanding or (ii) 500,000 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information concerning certain business relationships and related transactions required by Item 13 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the caption of “Certain Transactions.”
Please refer to Item 8 of this Annual Report on Form 10-K, and to Notes 2 and 13 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table shows the fees paid or accrued by the Company for the audit and other services provided by Maggart & Associates, P.C., for fiscal 2005 and 2004.

Services Performed	2005	2004
Audit Fees (1)	$76,130	$76,750

Audit-Related Fees (2)	$43,673	$21,192

Tax Fees (3)	$37,130	$14,386

All Other Fees (4)	$4,850	-0-

Total Fees	$161,783	$112,327
Notes to Preceding Table

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations, services related to assistance with capital planning, attendance at audit committee meetings, and Federal Home Loan Bank mortgage-collateral certifications.

(3)	For fiscal 2005 and 2004, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

(4)	All other fees principally would include consulting engagements.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:
     The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:
(i)	Consolidated Balance Sheets as of December 31, 2005 and 2004;

(ii)	Consolidated Statements of Earnings for the three years ended December 31, 2005;

(iii)	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2005;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2005;

(v)	Consolidated Statements of Cash Flows for the three years ended December 31, 2005; and

(vi)	Notes to the foregoing Consolidated Financial Statements.
(b) The Company filed one Current Report on Form 8-K in the fourth quarter of 2004, which filing was made on November 9, 2005. This filing reported the Company’s preliminary results of operations for the third quarter of 2005.
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
March 28, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
By: /s/ Albert J. Dale, III	Director	March 28, 2006
Albert J. Dale, III

By: /s/ Robert W. Doyle	Director	March 28, 2006
Robert W. Doyle

By: /s/ R. Rick Hart	Chairman, President,	March 28, 2006
R. Rick Hart	CEO and Director

By: /s/ H. Newton Lovvorn, Jr., M.D.	Director	March 28, 2006
H. Newton Lovvorn, Jr., M.D.

By: /s/ Michael D. Shmerling	Director	March 28, 2006
Michael D. Shmerling

By: /s/ Sally P. Kimble	Executive Vice President, Chief	March 28, 2006
Sally P. Kimble	Financial and Chief
Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Location
2.1	Agreement and Plan of Share Exchange dated March 5, 2001	(1)

3(i)	Charter	(1)

3(ii)	Bylaws	(2)

4.1	Charter	(3)

4.2	Bylaws	(4)

4.3	2001 Capital Bancorp, Inc. Stock Option Plan	(5)

4.4	Capital Bancorp, Inc. Shareholders Rights Agreement dated as of July 18, 2001	(6)

4.5	Current Report on Form 8-K filed August 30, 2004, Containing a Description of the Company’s No Par Common Stock	(7)

4.6	Capital Bancorp, Inc. 2005 Employee Stock Purchase Plan	(8)

10.1	Employment Agreement between Capital Bancorp, Inc. and R. Rick Hart dated December 13, 2000	(9)

10.2	Employment Agreement between Capital Bancorp, Inc. and John W. Gregory, Jr., dated December 13, 2000	(10)

10.3	Employment Agreement between Capital Bancorp, Inc. and H. Edward Jackson, III, as amended effective July 1, 2002	(11)

10.4	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with R. Rick Hart, dated August 20, 2003	(12)

10.5	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with John W. Gregory, Jr., dated August 20, 2003	(13)

10.6	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with Sally P. Kimble, dated May 26, 2004	(14)

10.7	Junior Subordinated Indenture between Capital Bancorp, Inc. and Deutsche Trust Company Americas, Dated as of June 16, 2005	(15)

10.8	Guarantee Agreement between Capital Bancorp, Inc. and Beutsche Trust Company Americas, dated as of June 16, 2005	(16)

Exhibit
Number	Description of Exhibit	Location
10.9	Amended and Restated Trust Agreement among Capital Bancorp, Inc., Deutsche Trust Company Americas, Deutsche Trust Company Delaware and certain Administrative Trustees, dated as of June 16, 2005	(17)

10.10	Lease Agreement between Capital Bancorp, Inc. and Michael D. Shmerling & Co., LLC relating to 1816 Hayes Street Building	(18)

10.11	Lease Agreement between Capital Bancorp, Inc. and Kathryn Ann Properties, L.P. relating to 1808 West End Avenue Building	(19)

11	Statement re: computation of per share earnings	(20)

12	Statement re computation of ratios	(21)

13	Annual Report to Security Holders	(22)

14	Code of Ethics	(23)

21	Subsidiaries of the Registrant for the year ended December 31, 2005	Sequential Page 135

23	Consent of Independent Registered Public Accounting Firm	Sequential Page 137

31(i)	Rule 13a-14(a) Certification by Chief Executive Officer	Sequential Page 139

31(ii)	Rule 13a-14(a) Certification by Chief Financial Officer	Sequential Page 141

32(a)	Section 1350 Certification by Chief Executive Officer	Sequential Page 143

32(b)	Section 1350 Certification by Chief Financial Officer	Sequential Page 145
Proxy Statement for the 2005 Annual Meeting of Shareholders To Be Filed with the SEC under Regulation 14Ab Scheduled to be held on May 11, 2006

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
(8) Incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 6, 2005
(9) Incorporated by reference to Exhibit 10.1 of the Company’s 2001 Annual Report on Form 10-K.
(10) Incorporated by reference to Exhibit 10.2 of the Company’s 2001 Annual Report on Form 10-K.
(11) Incorporated by reference to Exhibit 10.3 of the Company’s 2001 Annual Report on Form 10-K, and to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2002.
(12) Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.
(13) Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.
(14) Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004.
(15) Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005.

(16) Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005.
(17) Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005.
(18) Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005.
(19) Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005.
(20) Incorporated by reference to Note 20 to the Consolidated Financial Statements for the annual periods and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005.
(21) Incorporated by reference to Part VI of the Guide 3 data included in Appendix F to this Report.
(22) No portion of the 2005 Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K.
     Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information, as required by law, but shall not be deemed to be “filed” for any purpose.
(23) Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004.

APPENDIX F

2005 ANNUAL FINANCIAL DISCLOSURES

CAPITAL BANCORP, INC. SELECTED FINANCIAL DATA
(Formerly Capital Bank & Trust Company)

		(In Thousands, except ratio and per share information)
	As Of December 31,
	2005	2004	2003	2002	2001
CONSOLIDATED BALANCE SHEETS:
Total assets end of year	$473,894	374,109	281,969	239,405	181,412
Loans, net	$385,098	289,338	214,334	173,385	138,952
Securities	$57,040	60,789	47,144	43,347	22,251
Deposits	$378,670	280,027	224,230	189,895	150,093
Stockholders’ equity	$28,612	25,788	20,843	18,632	16,521

CONSOLIDATED STATEMENTS	Years Ended December 31,
OF EARNINGS:	2005	2004	2003	2002	2001
Interest income	$26,728	17,724	15,029	13,721	13,254
Interest expense	11,229	5,958	5,261	5,170	6,466

Net interest income	15,499	11,766	9,768	8,551	6,788

Provision for possible loan losses	1,665	1,514	1,090	1,090	570

Net interest income after provision for possible loan losses	13,834	10,252	8,678	7,461	6,218
Non-interest income	2,277	2,210	2,578	1,978	1,308
Non-interest expense	11,127	8,555	7,568	6,853	5,945

Earnings before income taxes	4,984	3,907	3,688	2,586	1,581

Income taxes	1,760	534	1,291	959	592

Net earnings	$3,224	3,373	2,397	1,627	989

Comprehensive earnings	$2,557	3,125	2,121	2,111	1,189

Cash dividends declared	$—	—	—	—	—

PER SHARE DATA: (1)
Basic earnings per common share	$0.93	1.04	0.77	0.52	0.32
Diluted earnings per common share	$0.88	1.00	0.72	0.50	0.31
Cash dividends	$—	—	—	—	—
Book value	$8.22	7.45	6.62	5.95	5.28

RATIOS:
Return on average stockholders’ equity	11.91%	14.90%	12.24%	9.30%	6.19%
Return on average assets	0.77%	1.07%	0.94%	0.78%	0.57%
Capital to assets	6.04%	6.89%	7.39%	7.78%	9.11%

(1)	Per share data has been retroactively adjusted to reflect a 2-for-1 split which occurred effective July 30, 2004.

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
General
     Effective July 1, 2001, Capital Bancorp, Inc. (“Company”) acquired 100% of the common stock of Capital Bank & Trust Company (“Bank”), and accordingly, became a one bank holding company. Management believed that the holding company structure would permit greater flexibility in the expansion of the Company’s present business and would allow the Company to be more responsive to its customers’ broadening and changing financial needs. The transaction was treated as a reorganization for accounting purposes; and accordingly, the comments included in this analysis are made considering the share exchange was effective retroactive for all periods discussed. Capital Bank & Trust Company is a community bank headquartered in Nashville, Tennessee serving Davidson, Sumner, Williamson and Wilson Counties, and surrounding counties as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that its market area offers an environment for continued growth, and the Company’s target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit, and loans for consumer, commercial and real estate purposes. Deposit instruments in the form of demand deposits, money market savings and certificates of deposit are offered to customers to establish the Company’s core deposit base.
     Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to manage the size of its loan portfolio to approximately 80% of total assets; however, the quality of lending opportunities as well as the desired loan to asset ratio will determine the size of the loan portfolio. At December 31, 2005 and 2004 the ratio of net loans to assets was 81.3% and 77.3%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which adjusts to swings in interest rates. The Company’s policy is to have a diverse loan portfolio not dependent on any particular market or industrial segment.

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
     We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan review officer, the senior lending officer, the senior credit officer, the Credit and Finance Committee, a former regulator serving as an outside consultant and the board of directors review the assessment prior to the filing of financial information.
Capital Resources, Capital and Dividends
     The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTINUED
subsidiaries must maintain a Tier 1 capital to risk-based assets of at least 4.00%, a total risk-based capital to risk-based assets ratio of at least 8.00% and a leverage capital ratio, defined as Tier 1 capital to adjusted total average assets for the most recent quarter, of at least 4.00%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions that are not adequately capitalized. The Company and its consolidated subsidiaries have a Tier 1 risk-based capital ratio of 9.47%, a total risk-based capital ratio of 11.97% and a leverage capital ratio of 8.03%, and were therefore within the “well capitalized” category under the regulations. The comparable ratios at December 31, 2004 were 8.71%, 9.90% and 7.33%, respectively. The increase in the capital ratios from 2004 to 2005 is primarily attributable to the impact from the issuance of trust preferred securities in June of 2005.
Challenges Facing the Company
Growth of Low Cost Deposit Accounts
The Company’s biggest challenge is growing low-cost core deposits to protect the net interest margin and to meet the loan demands of the community. While the Company utilizes alternative sources of funding such as brokered certificates of deposit as well as Federal Home Loan Bank advances in addition to core deposits, the Company is committed to increasing the core deposit base.
Competitive Market
The Company is located in a very competitive market area and faces competition from large and small financial institutions as well as non-financial institutions such as insurance companies and brokerage firms. Bank competition consists of super regional as well as regional banks moving into the area, de novo institutions entering the market and existing community banks vying for market share. In addition, the Company now competes globally in a non-traditional market where customers can either deposit or borrow funds through the use of the Internet on not only a local, but worldwide market.
Competition is forcing the industry to raise the interest rates paid on deposits. Competitive pressures are also putting downward pressure on loan rates and associated loan fees. This is resulting in a squeeze on the net interest margin, a bank’s primary source of net earnings. While local community banks face similar funding challenges, the larger regional banks are able to pull resources from outside markets enabling them to offer higher interest rates on local deposits in their quest to increase market share.
The Company considers its major competition to be the super regional banks such as Bank of America, AmSouth and SunTrust. These companies have heavy market share and offer a wide range of services. However, Management believes the Company has advantages in building better customer relationships and is able to react quicker to customers’ changing needs than the larger institutions.
With recent increases in the prime interest rate, customers have become more driven by interest rates than in the past several years. Prior to the recent rate increases, the marketplace had become accustomed to lower interest rates on both loans and deposits. With the recent increases in interest rates as well as anticipated rate increases over the next several quarters, customers have become more rate conscious regarding both deposits and loans. Due to the competitiveness of the marketplace, demand for higher deposit rates has pushed rates up and demand for lower loan rates is pushing the market to keep rates from rising.
Focus on Retail Side
The Company plans to add experienced senior level retail staff. Shifting organizational responsibilities will promote a structure for core deposit growth in conjunction with enhanced consumer loan development. Additionally, the branch system will be augmented with personal bankers at each location whose primary focus will be on consumer retail account development.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTINUED
Real Estate Driven
By design, the Company has a high concentration of residential and commercial real estate loans. During the early years of the Company’s development, focus was on small business and residential real estate loans which were typically maturing in three to five years. Historically the Company’s consumer loans have averaged around 5% of its portfolio. During the fourth quarters of 2002 and 2003, the Company hired two Senior Level Commercial Officers to develop and administer the loan portfolio. Since that time, the Company has experienced significant growth in commercial real estate loans and has increased variable rate loans associated with this type of lending.
The liquidity of the Company’s loan portfolio is such that the current monthly principal payments and pay-offs on loans would turnover the entire loan portfolio in less than 18 months at its current pace. This primarily reflects the cyclical nature of real estate and construction lending. Charged-off loans in particular years have been loan- and customer-specific as opposed to economic or business cycle downturns.
Net Charge Offs to Average Loans

2000	0.208%
2001	0.257%
2002	0.422%
2003	0.381%
2004	0.384%
2005	0.165%
Real Estate Cycle
On a national scale, economists are concerned that the real estate market has peaked and is entering a cooling off period. Market prices in such areas as California, Florida and Nevada are beginning to reflect the normalization of prices rather than double digit market value appreciation they have experienced over the last several years. In these areas, homeowners and speculative builders are no longer experiencing quick property turnover with lucrative gains. Homes are staying on the market for longer periods of time as well.
While the local housing market does continue to thrive, the Company has noticed that the number of days on the market to sell is edging up slightly. Housing inventories, primarily high-end homes, have begun to increase. In some instances builders are extending maturities of their loans. Builders who have typically pre-sold their houses are now converting their construction loans to permanent financing. Current home sales, however, still remain above the 2005 levels.
In addition, the real estate market is impacted by interest rates, which currently remain uncertain. Interest rates rose steadily during 2005 and the Federal Reserve Bank has already increased its prime rate once during the first quarter of 2006, with one or more additional increases expected during the first half of the year.
Minimizing Risks Related to Loans
The Company’s loan officers have individual lender’s authority based on their experience. This helps reduce the risks associated with loan losses. Large loans are approved by either the Senior Loan Committee or Credit and Finance Committee. The Senior Loan Committee consists of senior credit underwriters within the Company who average 25 plus years of lending experience. The Credit and Finance Committee consists entirely of Directors of the Company. The Company is diligent in ensuring that risks related to loan losses are minimized.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTINUED
Diversifying the Loan Portfolio
As stated earlier, the Company has concentrated on residential and commercial real estate lending. The Company plans to expand and further diversify the loan portfolio through commercial and industrial lending. Focus on hiring experienced commercial lenders should enable the Company to increase the commercial loan portfolio with working capital lines of credit, equipment loans and owner occupied commercial real estate. Relationships with commercial loan customers will open opportunities for increasing commercial demand deposits with these customers as well. The Company has enhanced its treasury management products to attract these customers as well.
Proposed Regulatory Requirements for Commercial Real Estate
The banking regulators have released proposed guidance that would require banks with concentrations in commercial real estate lending (CRE) to tighten risk management practices and potentially increase capital.
The Company has taken many steps to improve risk management as these loans have increased. These measures include the following:
•	Loan Loss Reserve has a component which recognizes the increased risks of our bank’s initiative to emphasize commercial real estate lending;

•	Hired experienced and highly capable management for CRE lending;

•	Strengthened appraisal review process in relation to commercial real estate and residential real estate;

•	Improved structuring and underwriting requirements, using stress testing techniques and structuring consistent with secondary market parameters for loans that are acceptable to the secondary market;

•	Increased monitoring of CRE and other loan type concentrations within the loan portfolio;

•	Monitoring construction loans for amounts drawn versus the percentage of completion and retaining outside professional inspectors for both residential and commercial construction loans;

•	Loan reviews of all loan relationships of $500,000 or greater not less frequently than annually;

•	Loan reviews of all classified and criticized loan relationships with monthly updates;

•	Ongoing review of risk ratings for all new and renewed loans, all loans rated “watch” or worse, all past due loans, and all loan relationships subject to formal loan review which occur twice a month and

•	Ongoing monitoring of capital position with short- and long-range planning to ensure capital adequacy.
Sarbanes-Oxley Compliance
Although the Company is not currently required to comply with Section 404 of the Sarbanes Oxley Act, the Company is posturing itself to be in compliance. A Sarbanes-Oxley Compliance / Disclosure Committee was created and chaired by the Assistant Controller and consists of representatives from every area within the Company. The documentation phase has been completed. By documenting each of the major processes, the Company has been able to strengthen controls within the Organization and improve on its business processes. The Company continually assesses and modifies internal processes to strengthen its internal control structure and is committed to maintaining high standards for internal controls going forward.
Company Strengths
Thriving Local Economy
The Company is located in a diverse local economy where the commercial real estate market continues to thrive. According to Expansion Management’s 2005 “America’s 50 Hottest Cities” ranking, Nashville, Tennessee was ranked No. 1. The Nashville area is strategically located within 650 miles of 50% of the nation’s population. The area is a transportation hub with excellent access to any part of the country. Since the development of Partnership 2000, a regional economic development initiative, more than 350 companies have relocated their corporate headquarters to Nashville. In 2005, Nissan Automotives announced they are moving their corporate headquarters to Williamson County. Initially, their headquarters will be located in downtown Nashville until their facilities can be built in Williamson County. Capital Bancorp will have branches located close to both of these sites. With such a thriving local economy, management believes there will be many opportunities for growth but recognizes there will

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTINUED
be challenges from competition in the form of a number of financial institutions that have either existing branch locations or plans to move into the Middle Tennessee area.
Qualified Staff
One of the Company’s greatest strengths is its experienced management staff. With the growth of the Company, organizational changes have been made which have added new structure and depth to departments. The Company has been able to attract and retain experienced employees with a variety of backgrounds. The diversity of the Company’s personnel and their levels of talent are a driving force in the success of Capital Bancorp. Here are some of the changes/additions that have been made over the last 12 to 15 months:
During the fourth quarter of 2004, the Company hired a Chief Technology Officer who joined the Company with over 25 years of experience in information technology. His certifications include Certified Information Technology Professional, Certified Information Systems Auditor and Certified Public Accountant. The Chief Technology Officer has helped the Company to implement new customer services not previously offered and has also provided technological tools for staff members to enhance their effectiveness and efficiency.
Also during the fourth quarter of 2004, the Company hired an Assistant Controller who is a Certified Public Accountant. She has over ten years of banking-related experience including work as an external auditor and work related to Sarbanes-Oxley Compliance. The Accounting Department has increased in size to add additional depth and to allow the Company to focus on identifying better controls and procedures as well as to enable better use of management resources within the area.
During the first quarter of 2005, the Company added a seasoned, well respected, residential construction and rehab leader with 30 plus years of experience in the Williamson County market.
During 2005 the Company restructured a number of departments, adding additional width and depth to its organization chart. New experienced employees were added to the loan area during 2005. This includes underwriters, loan operations personnel and loan officers. The Company hired an experienced Loan Reviewer during 2005 who serves as the Assistant Manager of Loan Administration. He brings with him over 20 years of banking experience with approximately 15 years of experience in loan administration.
During the fourth quarter of 2005, the Company hired an Investment Specialist who brings almost twenty years of experience in investments to the organization. He is a Certified Senior Advisor with Series 7, Series 24, Series 63 and Series 65 licenses. Prior to working in investments, he worked in bank operations, lending and also as a branch manager. This provides him with a better understanding of exactly what services bank customers want and need.
Introduction of the Investment Area
During the fourth quarter of 2005, the Company established CBT Investment Services. The Company hired an Investment Specialist to manage this new services area of the Company’s subsidiary, Capital Bank & Trust. Management believes this new area will provide a value-added service to the Company’s customers. In the aftermath of 9/11, the markets have appeared to stabilize over the past two years. In February 2006, the equity markets hit five year highs. Management believes this is reflective of increasing investor confidence. There are approximately 60-70 million “baby-boomers” who will be recipients of the greatest wealth transfer in history. Management believes that most of these boomers are investors, rather than savers. Many factors will affect their future investment decisions, not the least of which is the ever-increasing life expectancy numbers. According to recent mortality statistics released by the Centers for Disease Control and Prevention, the average 65-year-old man will live beyond age 81. The average 65-year-old woman will survive past age 84. The savings and investments of new retirees will have to be able to generate considerable returns to last many years. Management believes customers will turn to the investment markets to make this happen.
Many of our customers have investment accounts or investment relationships at some institution, most of which are anticipated to be at brokerage firms. By introducing CBT Investment Services during 2005, the Company has the opportunity to leverage our existing relationships and bring all of the customer’s accounts under one roof.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED
Management believes the Investment area has the potential to contribute significantly to the Company’s non-interest income. Like other areas, commissions are being tightly squeezed due to competition; however, with the right level of customer service, Management believes this will allow the Investment area to generate current fee income and additionally build recurring revenue for future years. The Company believes it has a strong strategic partner through the broker-dealer relationship with Linsco/Private Ledger. Linsco’s commission payouts are amongst the best in the industry. Additionally, Management plans to minimize operating expenses in order to maximize income.
As of February 2006, the Company has approximately $20 million in investments under management. This has been achieved by moving existing relationships from other institutions and by working with the Company’s existing customer base. The Investment Specialist is developing a branch network referral system in order to find additional customer opportunities. Additional, qualified staff will be added to this area as it is deemed necessary.
The Investment area enables the Company to draw additional deposit accounts by consolidating each customer’s assets into one relationship. Many customers “shop” rates. The Investment area may be able to temporarily find attractive alternatives within the investment department as opposed to our clients leaving for other financial institutions. Most of these funds will ultimately end up within the Bank. Management believes it is much easier to get them back to the Bank if the overall relationships are maintained within the Company.
Technological Advances within the Organization
The Company implemented a new loan origination platform system. The new platform has further streamlined the processing of loans as it is a fully integrated system. In addition, the new platform uses service-provided ongoing, legally reviewed forms which help to ensure all compliance components are met.
The Company also implemented an on-line teller system which automated the teller processes. Tellers now have on-line capabilities to check customer balances and view signature cards at their station. This helps to provide better customer service and provides better security when cashing checks. The system provides better tracking of customer transactions, enabling the Bank to monitor transactions effectively for compliance and regulatory reporting.
During the fourth quarter of 2005, the Company implemented an anti-fraud software system. This data gathering software tracks suspicious activity on deposit accounts to help prevent losses due to kiting or money laundering.
In order to ensure communications in the case of business disruption, additional backup telecommunications facilities were installed in an area that is geographically removed from the Company’s main facilities. The IT Department implemented additional intrusion prevention security on the data communications systems. Security and protection of customer information is a vital focus of the Company and will continue to be assessed on an ongoing basis to ensure that every effort is being made to provide better security for our information systems.
During 2006, the Company plans to introduce remote deposit capture to select commercial customers. This will enable creditworthy commercial customers to process non-cash items from the convenience of their business locations. Management believes this will enable the bank to attract new deposit accounts from commercial customers while reducing errors, courier costs and processing times.
The Company also plans to introduce electronic branch capture. This will enable each of the Company’s branches to electronically transmit customer deposit information rather than physically delivering the items for processing. This will also reduce potential errors, shorten processing times and reduce courier expenses.
The Company’s Commercial Services Team has recently determined a customer profitability system to be used in the near future This system will enable Executive Management to better analyze and identify the overall profitability of the customer relationships. Software management tools will assist in further developing individual customer relationships to enhance overall profitability.
Also during 2006, the Company plans to enhance its ATM/Debit card program to reduce the inherent risks associated with the service. It will provide better customer service by using real time information, and processing times will also be improved.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED
The IT Department hired an Electronic Banking Administrator during January of 2006 who is also certified as an Accredited ACH Professional. In addition, the IT Department plans to hire a Network Administrator during 2006 to meet the growing complexities on the Company’s technological infrastructure.
Financial Condition
     During 2005, total assets increased $99,785,000 or 26.7% from $374,109,000 at December 31, 2004 to $473,894,000 at December 31, 2005. Loans, net of allowance for possible loan losses, increased from $289,338,000 to $385,098,000 or 33.1% during fiscal year 2005. The net increase in loans for 2005 was composed of a 20.5% increase in commercial, financial and agricultural loans, a 15.6% decrease in installment loans, a 32.2% increase in real estate mortgage loans and a 75.4% increase in real estate construction loans.
     Securities, net of market valuation adjustments, decreased 6.2% from $60,789,000 at December 31, 2004 to $57,040,000 at December 31, 2005. The carrying value of securities of U.S. Treasury and other U.S. Government obligations decreased $2,799,000, obligations of state and political subdivisions increased $2,789,000, and there was a decrease in mortgage-backed securities of $3,739,000. At December 31, 2005 the market value of the Company’s securities portfolio was less than its amortized cost by $1,116,000 (2.0%). At December 31, 2004 the market value of the Company’s securities portfolio was less than its amortized cost by $36,000 (0.1%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2005 was 4.32%. The Company has an extremely conservative approach to investments. All investments contained in the portfolio are government grade with no corporate bonds. Approximately 45% of the portfolio consists of mortgage-backed securities. Management believes the Company may experience a slow down of related cash flows if interest rates rise drastically.
     The Company applies the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.
     All the Company’s securities are classified as available-for-sale.

	2005		2004
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and other U.S. government agencies and corporations	$20,941	20,556	23,489	23,355
Obligations of states and political subdivisions	11,058	10,914	8,144	8,125
Mortgage-backed securities	26,157	25,570	29,192	29,309

	$58,156	57,040	60,825	60,789

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED
     During the year ended December 31, 2003, the net increase in capital included a reduction of $276,000 which represents the unrealized depreciation on securities available-for-sale of $448,000 net of applicable taxes of $172,000. During the year ended December 31, 2004 the net increase in capital included a reduction of $248,000 which represents unrealized depreciation on securities available-for-sale of $401,000, net of applicable taxes of $153,000. During the year ended December 31, 2005 the net increase in capital included a reduction of $667,000 which represents the unrealized depreciation on securities available-for-sale of $1,080,000 net of applicable taxes of $413,000.
     For the year 2005, the growth in assets, which is comprised mainly of loan growth, was funded principally by increases in deposits. Total deposits increased from $280,027,000 at December 31, 2004 to $378,670,000 at December 31, 2005 representing an increase of 35.2%. The Company experienced the largest amount of growth in deposits related to savings accounts which increased from $2,201,000 in 2004 to $57,788,000 or 2,525.5% at December 31, 2005 representing an increase of $55,587,000. The significant increase in savings accounts resulted from the Company offering a high yield savings account which was introduced during the second quarter of the year. Additionally, increases in demand deposit accounts of $14,977,000 or 57.5%, certificates of deposit less than $100,000 of $21,718,000 or 28.9% and certificates of deposit of $100,000 or more of $31,836,000 or 42.0%, contributed to the increases in deposits for 2005. Securities sold under repurchase agreements increased $1,117,000 during 2005 and advances from Federal Home Loan Bank increased $5,325,000. The Company also issued $12,372,000 in trust preferred securities which are recorded as junior subordinated debentures in the consolidated balance sheet. The Company’s Federal funds purchased decreased $21,980,000, and Federal funds sold increased by $25,000.
     The Company’s allowance for loan losses at December 31, 2005 was $4,604,000 as compared to $3,503,000 at December 31, 2004. Non-performing loans amounted to $766,000 at December 31, 2005 compared to $2,352,000 at December 31, 2004. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans past due. Net charge-offs totaled $564,000 for 2005, $912,000 for 2004 and $724,000 for 2003. The provision for possible loan losses was $1,665,000 in 2005, $1,514,000 in 2004 and $1,090,000 in 2003. The net charge-offs in 2005, 2004 and 2003 are considered by management to be reasonable.
     The allowance for possible loan losses, amounting to $4,604,000 at December 31, 2005, represents 1.18% of total loans outstanding. At December 31, 2004, the allowance for possible loan losses represented 1.20% of total loans outstanding. Management has in place a system to identify and monitor problem loans. A formal review is prepared quarterly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at December 31, 2005 to be adequate.
Liquidity
     Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 102.9% and 104.6% at December 31, 2005 and December 31, 2004, respectively.
     The Company’s investment portfolio consists of earning assets that provide interest income and liquidity. The mortgage-backed securities portfolio produces monthly cash flows.
     Funds management decisions must reflect management’s intent to maintain profitability in both the immediate and long-term earnings. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets periodically to analyze the rate sensitivity position of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED
These meetings focus on the spread between the Company’s cost of funds and interest yields generated primarily through loans and investments.
     Capital Bancorp, Inc. presently maintains a liability sensitive position over the 2006 year or a negative gap. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six-month gap is a picture of the possible repricing over a six-month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2005:

Interest-rate sensitivity				One Year
gaps:	1-90	91-180	181-365	and
(In Thousands)	Days	Days	Days	Longer	Total
Interest-earning assets	$211,801	7,962	20,609	212,518	452,890
Interest-bearing liabilities	227,834	28,561	44,231	100,198	400,824

Interest sensitivity gap	$(16,033)	20,599	(23,622)	112,320	52,066

Cumulative gap	$(16,033)	(36,632)	(60,254)	52,066

Interest rate sensitivity gap as a % of total assets	(3.38)%	(4.35)%	(4.98)%	23.70%

Cumulative gap as a % of total assets	(3.38)%	(7.73)%	(12.71)%	10.99%

     Included in the 1 to 90 day category of interest bearing liabilities are negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Although these accounts can be repriced at any time, historically these sectors have not simultaneously repriced. As a result of periodic regression analyses, these accounts are indicated to be less interest rate sensitive than the gap analysis would initially suggest.
     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.
     It is anticipated that with present loan maturities, as well as principal paydowns, the anticipated growth in deposit base, investment security cash flows and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.
     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.
Results of Operations
     Net income before income taxes for the year ended December 31, 2005 was $4,984,000, $1,077,000 more than pre-tax net income for 2004 of $3,907,000, an increase of 27.6% over 2004. For the quarters ended December 31, 2005 and 2004, net income before income taxes was $1,305,000 and $893,000, respectively, an increase of 46.1%. Net income after taxes for the year ended December 31, 2005, was $3,224,000, or $0.93 basic earnings per common share, down 4.4% from $3,373,000, or $1.04 basic earnings per common share, for the same period of 2004. Net income for the fourth quarter of 2005 was $834,000, or $0.24 basic earnings per common share, down 27.8% form $1,155,000, or $0.34 basic earnings per common share, for the same period for 2004. The net earnings difference for the fourth quarter and for the year is attributable to income tax benefits received in the third and fourth quarters of 2004 related to non-qualified stock options that were exercised during that period. Pretax earnings for

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED
the fourth quarter 2005 are up $412,000, or 46.1%, when compared with pretax earnings for the same period in 2004. For comparison, income tax expense for the quarters ended December 31, 2005 and 2004, were $471,000 and a benefit of $262,000, respectively. In comparing the years ended December 31, 2005 and 2004, income tax expenses were $1,760,000 and $534,000, respectively. Average earning assets increased $105,376,000 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Average earning assets increased $55,935,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The net interest spread decreased from 3.70% in 2004 to 3.52% in 2005. The net interest spread was 3.74% in 2003. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. The decrease in the net interest spread from 2004 to 2005 is attributable to loan rate increases associated with the Federal Reserve’s increasing its prime lending rate a total of eight times, or 200 basis points during the year.
     Net interest income before provision for possible loan losses for 2005 totaled $15,499,000 as compared to $11,766,000 for 2004 and $9,768,000 for 2003. The provision for possible loan losses was $1,665,000 in 2005, $1,514,000 in 2004 and $1,090,000 in 2003. Net charge-offs in 2005 were $564,000 as compared to $912,000 in 2004 and $724,000 in 2003.
     Non-interest income increased 3.0% to $2,277,000 in 2005 from $2,210,000 in 2004. The increase is primarily the result of increases in gain on sale of loans of $118,000, gains on sales or calls of securities of $14,000, gains on sale of other real estate of $3,000 and other fees and commissions of $29,000. Additionally, there was a decrease in service charges on deposit accounts of $97,000 or 8.0% from $1,214,000 as of December 31, 2004 to $1,117,000 as of December 31, 2005. Non-interest income of $2,210,000 in 2004 was a decrease of approximately 14.3% from $2,578,000 in 2003. The decrease in 2004 resulted primarily from a decrease in gain on sale of loans of $566,000 offset by increases in service charges on deposit accounts of $137,000 and other fees and commissions of $67,000. The increase in service charges for 2004 is primarily attributable to the implementation of a non-traditional overdraft program for the Company’s deposit customers.
     Non-interest expense increased 30.1% to $11,127,000 in 2005 from $8,555,000 in 2004. Non-interest expense was $7,568,000 in 2003. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing, Federal deposit insurance and state banking fees, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 2005 was primarily attributable to an increase in salaries and employment benefits of $2,038,000 (43.3%), an increase in occupancy expenses of $283,000 (36.5%), a decrease in furniture and equipment expenses of $15,000 (3.5%), a decrease in legal expenses of $16,000 (5.6%), a decrease in accounting fees of $36,000 (14.3%), an increase in customer and office expenses of $246,000 (18.1%), an increase in general administrative expenses of $23,000 (3.7%), a decrease in loss on sale/writedown of other real estate of $29,000 (69.0%), an increase in FDIC Insurance of $53,000 (155.9%) and an increase in State Bankers fees of $25,000 (41.7%). The non-interest expense increased approximately 13.0% from 2003 to 2004 and was due primarily to increases in salaries and employee benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses.
     Income tax expense increased to $1,760,000 in 2005 from $534,000 in 2004. The income tax expense for 2003 was $1,291,000. The increase in income tax expense from 2004 to 2005 is due to tax benefits which were taken in the prior year as a result of various Directors/Founders exercising noncompensatory, non-qualified stock options. In addition, the Company experienced higher pre-tax earnings than the prior year.
Off- Balance- Sheet Arrangements
     At December 31, 2005, the Company had unused commitments to extend credit outstanding of $98,877,000 and standby letters of credit outstanding of $2,767,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments the Company’s bank subsidiary has the ability to liquidate securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED
Contractual Obligations
     The Company has the following contractual obligations as of December 31, 2005:

	Less			More
	than 1	1 - 3	3 - 5	than 5
(In Thousands)	Year	Years	Years	Years	Total
Long-term debt	$7,240	10,500	16,153	25,340	59,233
Capital leases	—	—	—	—	—
Operating leases	554	1,167	331	1,758	3,810
Purchases	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$7,794	11,667	16,484	27,098	63,043

     Long-term debt contractual obligations consist of advances from the Federal Home Loan Bank and junior subordinated debentures. The Company has entered into operating lease agreements for certain branch facilities and automobiles. Future minimum rental payments required under the terms of these noncancellable leases are included in operating lease obligations.
     The Company increased its number of full-time equivalent employees from 85 at December 31, 2004 to 103 as of December 31, 2005. In addition, in April, 2005, the Company leased approximately 9,100 square feet of additional space adjacent to its main office for corporate operations. The Company currently expects to open a new Williamson County branch in the middle of 2006. Opening of new branches typically results in an increase in non-interest expenses associated with employee expenses and occupancy costs. For 2006, the Company expects non-interest expense to increase by approximately $170,000 as a direct result of the addition of the Williamson County branch location. This increase reflects adding personnel, leasing the branch office space, depreciating capitalized leasehold improvements, furniture, fixtures and equipment, purchasing the initial supply inventory, marketing campaign costs and other one-time expenses associated with opening a new facility. The Company’s efficiency ratio, the ratio of non-interest expense to the sum of net interest income and non-interest income, was 62.6% for the year ended December 31, 2005. Many analysts view the efficiency ratio as a measure of the amount of expense that is incurred to generate a dollar of revenue.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
CONTINUED
The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2005:

Held for Purposes			Expected Maturity Date-
Other Than Trading		Year Ending December 31,					Fair
(In Thousands)	2006	2007-2008	2009-2010	2011-2015	Thereafter	Total	Value
Earning assets:
Loans, including unearned interest	$157,328	80,635	88,324	45,727	18,402	390,416	382,485
Average interest rate	7.64%	6.74%	6.63%	7.05%	6.24%	7.09%
Securities	4,421	5,618	5,359	14,152	27,490	57,040	57,040
Average interest rate	2.11%	4.06%	4.07%	4.26%	4.80%	4.32%
Loans held for sale	1,940	—	—	—	—	1,940	1,940
Average interest rate	6.14%	—	—	—	—	6.14%
Federal funds sold	25	—	—	—	—	25	25
Average interest rate	3.95%	—	—	—	—	3.95%
Interest-bearing deposits in financial institutions	1,388	—	—	—	—	1,388	1,388
Average interest rate	3.48%	—	—	—	—	3.48%
Restricted equity securities	2,795	—	—	—	—	2,795	2,795
Average interest rate	3.83%					3.83%

Interest-bearing liabilities:
Interest-bearing time deposits	140,092	53,522	10,973	—	—	204,588	204,265
Average interest rate	3.66%	4.41%	4.58%	—	—	3.90%
Negotiable order of withdrawal accounts	16,497	—	—	—	—	16,497	16,497
Average interest rate	0.67%	—	—	—	—	0.67%
Money market deposit accounts	58,793	—	—	—	—	58,793	58,793
Average interest rate	2.60%	—	—	—	—	2.60%
Savings deposits	57,788	—	—	—	—	57,788	57,788
Average interest rate	3.28%	—	—	—	—	3.28%
Securities sold under repurchase agreements	3,925	—	—	—	—	3,925	3,925
Average interest rate	1.95%	—	—	—	—	1.95%
Advances from Federal Home Loan Bank	7,240	10,500	16,153	12,753	215	46,861	46,848
Average interest rate	4.06%	4.98%	4.30%	4.38%	3.75%	4.44%
Trust preferred debentures	—	—	—	—	12,372	12,372	11,838
Average interest rate	—	—	—	—	5.64%	5.64%

CAPITAL BANCORP, INC.
Consolidated Financial Statements
December 31, 2005 and 2004
(With Independent Auditor’s Report Thereon)

MAGGART & ASSOCIATES, P.C.
Certified Public Accountants
150 FOURTH AVENUE, NORTH
SUITE 2150
NASHVILLE, TENNESSEE 37219-2417
Telephone (615) 252-6100
Facsimile (615) 252-6105
INDEPENDENT AUDITOR’S REPORT
The Board of Directors
Capital Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of Capital Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

February 3, 2006	/s/ Maggart $ Associates, P.C.

CAPITAL BANCORP, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

	(In Thousands)
	2005	2004
ASSETS
Loans, net of allowance for possible loan losses of $4,604,000 and $3,503,000, respectively	$385,098	289,338
Securities available-for-sale, at market (amortized cost $58,156,000 and $60,825,000, respectively)	57,040	60,789
Loans held for sale	1,940	2,138
Interest-bearing deposits in financial institutions	1,388	225
Federal funds sold	25	—
Restricted equity securities	2,795	2,540

Total earning assets	448,286	355,030

Cash and due from banks	9,634	5,689
Premises and equipment, net	5,200	4,612
Cash surrender value of life insurance	4,773	4,614
Accrued interest receivable	2,142	1,569
Deferred income taxes	2,125	1,220
Other real estate	—	383
Investment in nonconsolidated variable interest entity	372	—
Other assets	1,362	992

Total assets	$473,894	374,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$378,670	280,027
Securities sold under repurchase agreements	3,925	2,808
Accrued interest and other liabilities	3,454	1,970
Advances from Federal Home Loan Bank	46,861	41,536
Federal funds purchased	—	21,980
Junior subordinated debentures	12,372	—

Total liabilities	445,282	348,321

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, no par value, authorized 20,000,000 shares, 3,482,495 and 3,460,608 shares issued and outstanding, respectively	14,347	14,080
Retained earnings	14,954	11,730
Net unrealized loss on available-for-sale securities, net of taxes of $427,000 and $14,000, respectively	(689)	(22)

Total stockholders’ equity	28,612	25,788

COMMITMENTS AND CONTINGENCIES

Total liabilities and stockholders’ equity	$473,894	374,109

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Consolidated Statements of Earnings
Three Years Ended December 31, 2005

	(In Thousands, except per share data)
	2005	2004	2003
Interest income:
Interest and fees on loans	$24,180	15,357	13,150
Interest and dividends on securities:
Taxable securities	1,950	1,890	1,420
Exempt from Federal income taxes	331	276	152
Interest on loans held for sale	116	103	202
Interest on Federal funds sold	17	14	19
Interest on interest-bearing deposits in financial institutions	19	8	17
Interest and dividends on restricted equity securities	103	76	69
Interest on trust preferred securities	12	—	—

Total interest income	26,728	17,724	15,029

Interest expense:
Interest on savings accounts	1,053	7	8
Interest on negotiable order of withdrawal accounts	78	25	26
Interest on money market accounts	1,461	1,222	746
Interest on certificates of deposits over $100,000	3,040	1,771	1,922
Interest on certificates of deposits — other	3,040	1,713	1,397
Interest on securities sold under repurchase agreements	41	19	23
Interest on Federal funds purchased	188	96	52
Interest on advances from Federal Home Loan Bank	1,933	1,105	1,087
Interest on subordinated debentures	384	—	—
Interest on other borrowings	11	—	—

Total interest expense	11,229	5,958	5,261

Net interest income before provision for possible loan losses	15,499	11,766	9,768
Provision for possible loan losses	1,665	1,514	1,090

Net interest income after provision for possible loan losses	13,834	10,252	8,678

Non-interest income	2,277	2,210	2,578
Non-interest expense	11,127	8,555	7,568

Earnings before income taxes	4,984	3,907	3,688

Income taxes	1,760	534	1,291

Net earnings	$3,224	3,373	2,397

Basic earnings per common share	$.93	1.04	.77

Diluted earnings per common share	$.88	1.00	.72

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Consolidated Statements of Comprehensive Earnings
Three Years Ended December 31, 2005

	(In Thousands)
	2005	2004	2003
Net earnings	$3,224	3,373	2,397

Other comprehensive losses, net of tax:
Net unrealized losses on available-for-sale securities arising during period, net of taxes of $408,000, $153,000 and $168,000, respectively	(658)	(248)	(272)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $5,000 and $2,000 in 2005 and 2003	(9)	—	(4)

Other comprehensive losses	(667)	(248)	(276)

Comprehensive earnings	$2,557	3,125	2,121

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Three Years Ended December 31, 2005

	(In Thousands)
					Net
					Unrealized
					Gain (Loss)
			Additional		On Available-
	Preferred	Common	Paid-In	Retained	For-Sale
	Stock	Stock	Capital	Earnings	Securities	Total
Balance December 31, 2002	$—	6,261	5,909	5,960	502	18,632

Issuance of 8,700 shares of common stock related to exercise of stock options	—	35	55	—	—	90

Net change in unrealized gain (loss) on available-for-sale securities, net of taxes of $172,000	—	—	—	—	(276)	(276)

Net earnings for the year	—	—	—	2,397	—	2,397

Balance December 31, 2003	—	6,296	5,964	8,357	226	20,843

Elimination of par value	—	5,964	(5,964)	—	—	—

Issuance of 312,666 shares of common stock related to exercise of stock options	—	1,820	—	—	—	1,820

Net change in unrealized gain (loss) on available-for-sale securities, net of taxes of $153,000	—	—	—	—	(248)	(248)

Net earnings for the year	—	—	—	3,373	—	3,373

Balance December 31, 2004	—	14,080	—	11,730	(22)	25,788

Issuance of 14,300 shares of common stock related to exercise of stock options	—	109	—	—	—	109

Issuance of 7,587 shares of common stock related to employee stock purchase plan	—	126	—	—	—	126

Net change in unrealized gain (loss) on available-for-sale securities, net of taxes of $413,000	—	—	—	—	(667)	(667)

Benefit of exercise of non-qualified stock options	—	32	—	—	—	32

Net earnings for the year	—	—	—	3,224	—	3,224

Balance December 31, 2005	$—	14,347	—	14,954	(689)	28,612

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Consolidated Statements of Cash Flows
Three Years Ended December 31, 2005
Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2005	2004	2003
Cash flows from operating activities:
Interest received	$26,608	17,572	15,292
Fees received	1,470	1,538	1,334
Interest paid	(10,616)	(5,626)	(5,344)
Cash paid to suppliers and employees	(10,844)	(7,753)	(7,272)
Proceeds from sales of loans	50,484	40,475	72,174
Originations of loans held for sale	(49,541)	(40,106)	(67,002)
Income taxes paid	(1,656)	(1,264)	(1,439)

Net cash provided by operating activities	5,905	4,836	7,743

Cash flows from investing activities:
Purchase of available-for-sale securities	(11,924)	(34,468)	(50,409)
Proceeds from maturities, calls and principal payments of available-for-sale securities	13,026	20,196	34,633
Proceeds from sales of available-for-sale securities	1,035	—	11,055
Loans made to customers, net of repayments	(97,000)	(77,145)	(42,039)
Purchase of premises and equipment	(1,093)	(148)	(275)
Purchase of life insurance	—	(315)	(2,000)
Proceeds from sale of other assets	—	20	—
Decrease (increase) in interest-bearing deposits in financial institutions	(1,163)	26	—
Expenditures on other real estate	(10)	(43)	(4)
Proceeds from sale of other real estate	16	245	493
Purchase of restricted equity securities	(162)	(609)	—
Investment in non-consolidated variable interest entity	(372)	—	—

Net cash used in investing activities	(97,647)	(92,241)	(48,546)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	45,089	19,484	18,828
Net increase in time deposits	53,554	36,313	15,507
Proceeds from issuance of common stock	235	1,820	90
Increase (decrease) in securities sold under repurchase agreements	1,117	1,018	(1,432)
Net increase (decrease) in advances from Federal Home Loan Bank	5,325	17,029	(1,280)
Issuance of junior subordinated debentures	12,372	—	—
Net increase (decrease) in Federal funds purchased	(21,980)	12,780	8,580

Net cash provided by financing activities	95,712	88,444	40,293

Net increase (decrease) in cash and cash equivalents	3,970	1,039	(510)

Cash and cash equivalents at beginning of year	5,689	4,650	5,160

Cash and cash equivalents at end of year	$9,659	5,689	4,650

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Consolidated Statements of Cash Flows, Continued
Three Years Ended December 31, 2005
Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2005	2004	2003
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,224	3,373	2,397
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	505	409	451
Amortization and accretion	546	227	485
Provision for possible loan losses	1,665	1,514	1,090
FHLB dividend reinvestment	(93)	(69)	(65)
Provision for deferred income taxes	(492)	(222)	(127)
Gain on participation loans sold	(45)	—	—
Loss on disposal of premises and equipment	—	—	11
Gain on sale/call of securities, net	(14)	—	(6)
Loss (gain) on sale of other real estate	(3)	42	16
Loss on sale of other assets	13	15	89
Increase in accrued interest receivable	(573)	(309)	(153)
Decrease (increase) in loans held for sale	198	(303)	3,934
Decrease (increase) in other assets	(440)	224	(5)
Decrease (increase) in refundable income taxes	89	(428)	(24)
Increase in cash surrender value of life insurance, net	(159)	(208)	(500)
Increase (decrease) in accrued interest payable	613	332	(83)
Increase in other liabilities	364	319	230
Increase (decrease) in accrued income taxes	507	(80)	3

Total adjustments	2,681	1,463	5,346

Net cash provided by operating activities	$5,905	4,836	7,743

Supplemental Schedule of Non-Cash Activities:

Unrealized loss on available-for-sale securities, net of taxes of $413,000, $153,000 and $170,000, respectively	$(667)	(248)	(276)

Non-cash transfers from loans to other real estate	$215	627	—

Non-cash transfers from other real estate to loans	$595	—	—

Non-cash benefit of exercise of non-qualified stock options	$32	—	—

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(1)	Summary of Significant Accounting Policies

The accounting and reporting policies of Capital Bancorp, Inc. and Subsidiaries (“the Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the significant policies.
(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Capital Bancorp Capital Trust I (Capital Trust I) and Capital Bank & Trust Company (“the Bank”) and its wholly-owned subsidiaries, CBTC Corporation and Capital Housing Improvement Projects, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
December 31, 2005, 2004 and 2003
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
December 31, 2005, 2004 and 2003
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

The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (the allowance for which is included in other liabilities when significant); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

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
December 31, 2005, 2004 and 2003
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
December 31, 2005, 2004 and 2003
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

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(1)	Summary of Significant Accounting Policies, Continued
(m)	Stock Option and Employee Stock Purchase Plans

The Company uses the fair value method to calculate the compensation reported in the proforma earnings in note 18 to the consolidated financial statements.

(n)	Advertising Costs

Advertising costs are expensed when incurred by the Company. Advertising costs for the years ended December 31, 2005, 2004 and 2003 totaled $151,000, $123,000 and $64,000, respectively.

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

Certain reclassifications have been made to the 2004 and 2003 figures to conform to the presentation for 2005.

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
December 31, 2005, 2004 and 2003
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

On June 30, 2005, the FASB issued an exposure draft “Business Combinations — a replacement of SFAS No. 141 (141 Revised). The proposed Statement would require the acquirer to measure the fair value of the acquiree, as a whole, as of the acquisition date as opposed to the definitive agreement date. The proposal also requires that contingent consideration be estimated and recorded at the acquisition which is in conflict with SFAS No. 5. SFAS No. 5 would be amended for this exception. Acquisition related costs incurred in connection with the business combination would generally be expensed.

This proposed Statement would require the acquirer in a business combination in which the acquisition-date fair value of the acquirer’s interest in the acquiree exceeds the fair value of the consideration transferred for that interest (referred to as a bargain purchase) to account for that excess by first reducing the goodwill related to that business combination to zero, and then by recognizing any excess in income. Statement 141 requires that excess to be allocated as a pro rata reduction of the amounts that would have been assigned to particular assets acquired. The proposed Statement is expected to be effective for acquisitions after January 1, 2007.

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
December 31, 2005, 2004 and 2003
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

In addition, there is currently outstanding a bank regulatory interagency proposal dated March 28, 2005 related to the methodology for assigning risk factors to loans and other extensions of credit. The policy, if adopted, could effect the calculation of the allowance for possible loan losses. Management has not determined the impact of this policy statement; however, it is not expected to have a material impact on the consolidated financial statements.

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

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
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

On December 31, 2003, the Company adopted certain disclosure requirements of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. These disclosures concerned unrealized losses related to investments in debt and marketable equity securities that are accounted for under SFAS No. 115. Disclosures include the length of time investments have been in a loss position and discussion pertaining to the nature of the impairment. In September, 2004, the FASB approved issuance of Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until the FASB provides clarification of the guidance presented in paragraphs 10 through 20. Effective July 1, 2004 the Company adopted all remaining provisions of EITF Issue 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues. The adoption of all other provisions of EITF Issue No. 03-1 did not have an impact on the results of operations.

In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options and the employee stock purchase plan. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Capital Bancorp, Inc. is currently assessing the impact of this SFAS; however, management does not expect the impact to be material on the financial condition or results of operations.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(1)	Summary of Significant Accounting Policies, Continued
(s)	Impact of New Accounting Standards, Continued

On June 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board (APB) No. 20 and Statement 3. Statement No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.

On July 14, 2005, the FASB issued an Exposure Draft on Accounting for Uncertain Tax Positions, a proposed interpretation of FASB Statement No. 109. The proposed interpretation requires that only benefits from tax positions that are probable of being sustained under audit should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the best estimates of management. At the time these positions become “more likely than not” to be disallowed under audit, their recognition would be reversed. Capital Bancorp, Inc. is currently reviewing the potential impact of this proposed Interpretation; any cumulative effect associated with the application of the provisions of the proposed Interpretation will be reported as a change in accounting principle in the period in which the Interpretation is adopted.

On December 31, 2003, the Company adopted FIN 46, “Consolidation of Variable Interest Entities” (VIE). On March 31, 2004, the Company adopted FASB Interpretation No. 46 (FIN 46-R), “Consolidation of Variable Interest Entities (revised December 2003)”. FIN 46-R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. FIN 46-R, requires the consolidation by a business enterprise of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46-R also required the adoption of FIN 46, as of December 31, 2003, for all entities previously considered as special purpose entities and for all VIE created after January 31, 2003. Under the provisions of the standards, the Company does not consolidate its subsidiary, Capital Bancorp Capital Trust I (Capital Trust I), which in 2005 issued $12.0 million of capital securities that are fully and unconditionally guaranteed the Company. As a result of not consolidating, the capital securities are not included on the Company’s consolidated balance sheets. However, $12.4 million of junior subordinated debentures issued by the Company to Capital Trust I are included in the liabilities on the balance sheet. The Company identified Capital Trust I as a VIE but it did not meet the criteria of primary beneficiary and, therefore, was not consolidated in the financial statements.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(2)	Loans and Allowance for Possible Loan Losses

The detail of loans at December 31, 2005 and 2004 is as follows:

	(In Thousands)
	2005	2004
Commercial, financial and agricultural	$168,285	139,624
Installment	4,906	5,812
Real estate — mortgage	129,107	97,688
Real estate — construction	88,118	50,243

	390,416	293,367
Unearned income	714	526
Allowance for possible loan losses	4,604	3,503

	$385,098	289,338

          The principal maturities on loans at December 31, 2005 are as follows:

	(In Thousands)
	Commercial,
	Financial
	and		Real Estate-	Real Estate-
Maturity	Agricultural	Installment	Mortgage	Construction	Total
3 months or less	$10,720	365	9,225	14,846	35,156
3 to 12 months	28,936	1,143	37,226	54,866	122,171
1 to 5 years	108,836	3,281	40,833	16,010	168,960
Over 5 Years	19,793	117	41,823	2,396	64,129

	$168,285	4,906	129,107	88,118	390,416

At December 31, 2005, variable rate and fixed rate loans totaled $213,786,000 and $176,630,000, respectively. At December 31, 2004, variable rate and fixed rate loans totaled $147,572,000 and $145,795,000, respectively.
In the normal course of business, the Company has made loans at prevailing interest rates and terms to its executive officers, directors and their affiliates aggregating $10,049,000 and $3,426,000 at December 31, 2005 and 2004, respectively. As of December 31, 2005, none of these loans were restructured, nor were any related party loans charged off in 2005 and 2004.
An analysis of the activity with respect to such loans to related parties is as follows:

	(In Thousands)
	December 31,
	2005	2004
Balance, January 1	$3,426	4,140
New loans during the year	15,655	9,875
Repayments during the year	(9,032)	(10,589)

Balance, December 31	$10,049	3,426

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(2)	Loans and Allowance for Possible Loan Losses, Continued

In 2005, 2004 and 2003, the Company originated loans for sale in the secondary market approximating $49,541,000, $40,106,000 and $67,002,000, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold for a period of one year. At December 31, 2005, the Company had not been required to repurchase any of the loans originated by the Company and sold in the secondary market. The gain on sale of these loans totaled $745,000, $672,000 and $1,238,000 in 2005, 2004 and 2003, respectively. Management expects no loss to result from these recourse provisions.

In addition, the Company recognized a gain of $45,000 in 2005 related to the sale of a participation loan.

Loans which have been placed on non-accrual status totaled $427,000 and $490,000 at December 31, 2005 and 2004, respectively. Had interest on these loans been accrued, interest income would have been increased by approximately $12,000, $27,000 and $83,000 in 2005, 2004 and 2003, respectively. Loans that are past due 90 days or more and are still accruing interest totaled $339,000 and $1,862,000 at December 31, 2005 and 2004, respectively.

Transactions in the allowance for possible loan losses of the Company for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	(In Thousands)
	2005	2004	2003
Balance — beginning of period	$3,503	2,901	2,535
Provision charged to operating expense	1,665	1,514	1,090
Loans charged off	(672)	(946)	(790)
Recoveries	108	34	66

Balance — end of year	$4,604	3,503	2,901

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Davidson County. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower’s financial condition.
Impaired loans and related loan loss reserve amounts at December 31, 2005 and 2004 were as follows:

	(In Thousands)
	2005	2004
Recorded investment	$3,357	3,045
Loan loss reserve	$540	527

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(2)	Loans and Allowance for Possible Loan Losses, Continued

The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was $3,194,000, $2,696,000 and $1,065,000, respectively. The related amount of interest income recognized on these loans during 2005 and 2004 was $264,000 and $198,000, respectively, for the period that such loans were impaired. The Company did not recognize any interest income on these loans during 2003.

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31 was as follows:

	(In Thousands)
	Securities Available-For-Sale
	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$20,941	—	385	20,556
Obligations of states and political subdivisions	11,058	14	158	10,914
Mortgage-backed securities	26,157	30	617	25,570

	$58,156	44	1,160	57,040

	(In Thousands)
	Securities Available-For-Sale
	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$23,489	29	163	23,355
Obligations of states and political subdivisions	8,144	55	74	8,125
Mortgage-backed securities	29,192	222	105	29,309

	$60,825	306	342	60,789

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(3) Debt and Equity Securities, Continued
The amortized cost and estimated market value of debt and equity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Securities Available-For-Sale

	(In Thousands)
		Estimated
		Market
	Cost	Value
Less than one year	$4,500	4,421
Due after one year through five years	10,373	10,226
Due after five years through ten years	12,471	12,231
Due after ten years	4,655	4,594
Mortgage-backed securities	26,157	25,568

	$58,156	57,040

Included in the securities above are $5,381,000 (amortized cost of $5,461,000) and $4,382,000 (amortized cost of $4,409,000) at December 31, 2005 and 2004, respectively, in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.
Securities that have rates that adjust prior to maturity totaled $10,107,000 (approximate amortized cost of $10,273,000) and $11,158,000 (approximate amortized cost of $11,195,000) at December 31, 2005 and 2004, respectively.
Results from sales of debt and equity securities are as follows:

	(In Thousands)
	2005	2004	2003
Gross proceeds	$1,035	—	11,055

Gross realized gains	$14	—	19
Gross realized losses	—	—	(13)

Net realized gains	$14	—	6

Securities carried in the balance sheet of approximately $40,599,000 (amortized cost of $41,464,000) and $25,817,000 (amortized cost of $25,783,000) were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2005 and 2004, respectively.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(3)	Debt and Equity Securities, Continued

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	(In Thousands, except number of securities)
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses
U.S. Treasury and other U.S. Government agencies and corporations	$11,365	$183	11	$9,191	$202	7	$20,556	$385

Obligations of states and political sub-divisions	7,325	101	27	2,358	57	12	9,683	158

Mortgage-backed securities	14,185	275	14	9,481	342	12	23,666	617

Total temporarily impaired securities	$32,875	$559	52	$21,030	$601	31	$53,905	$1,160

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
December 31, 2005, 2004 and 2003
(4)	Restricted Equity Securities

Restricted equity securities consists of stock of the Federal Home Loan Bank amounting to $1,948,000 and $1,737,000 at December 31, 2005 and 2004, respectively, and stock of The Bankers Bank amounting to $847,000 and $803,000 at December 31, 2005 and 2004, respectively. The stock can be sold back only at par or a value as determined by the issuing institution and only to the respective financial institution or to another member institution. These securities are recorded at cost.

(5)	Premises and Equipment

The detail of premises and equipment at December 31, 2005 and 2004 is as follows:

	(In Thousands)
	2005	2004
Land	$1,092	1,092
Land improvements	17	17
Buildings	3,208	3,208
Leasehold improvements	1,413	1,031
Furniture and fixtures	825	615
Equipment	1,579	1,109
Construction in progress	45	17

	8,179	7,089
Less accumulated depreciation	(2,979)	(2,477)

	$5,200	4,612

Depreciation expense was $505,000, $409,000 and $451,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(6)	Deposits

Deposits at December 31, 2005 and 2004 are summarized as follows:

	(In Thousands)
	2005	2004
Demand deposits	$41,004	26,027
Savings deposits	57,788	2,201
Negotiable order of withdrawal	16,497	13,241
Money market demand accounts	58,793	87,524
Certificates of deposit $100,000 or greater	105,254	74,504
Other certificates of deposit	92,478	72,708
Individual retirement accounts $100,000 or greater	2,384	1,298
Other individual retirement accounts	4,472	2,524

	$378,670	280,027

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(6)	Deposits, Continued

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2005 are as follows:

(In Thousands)
Maturity	Amount
2006	$140,092
2007	38,620
2008	14,902
2009	4,251
2010	6,723

$204,588

At December 31, 2005 certificates of deposit and individual retirement accounts in denominations of $100,000 or more amounted to $107,638,000 as compared to $75,802,000 at December 31, 2004.

The aggregate amount of overdrafts reclassified as loans receivable was $271,000 and $250,000 at December 31, 2005 and 2004, respectively.

The Company is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2005 and 2004 was approximately $1,456,000 and $916,000, respectively.

(7)	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements were $3,925,000 and $2,808,000 at December 31, 2005 and 2004, respectively. The maximum amounts of outstanding repurchase agreements at any month end during 2005 and 2004 were $3,925,000 and $2,876,000, respectively. The average daily balance outstanding during 2005 and 2004 was $2,871,000 and $2,377,000, respectively. The weighted-average interest rate on the outstanding balance at December 31, 2005 and 2004 was 1.95% and 0.82%, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(8) Advances from Federal Home Loan Bank
The advances from the Federal Home Loan Bank at December 31, 2005 and 2004 consist of the following:

	(In Thousands)
	December 31,
	2005		2004
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
Fixed-rate advances	$42,121	4.45%	$33,536	4.12%

Variable-rate advances	$4,740	4.33%	$8,000	2.42%

Advances from the Federal Home Loan Bank are to mature as follows at December 31, 2005:

Year Ending	(In Thousands)
December 31,	Amount
2006	$7,240
2008	10,500
2009	3,500
2010	12,653
2011	6,000
2012	6,753
2032	52
2035	163

$46,861

These advances are collateralized by approximately $60,648,000 of the Company’s commercial and real-estate mortgage loan portfolio.
(9) Guaranteed Preferred Beneficial Interests in Capital Bancorp’s Junior Subordinated Debentures
On June 16, 2005, the Company closed a private offering of 12,000 Floating Preferred Securities offered and sold by Capital Bancorp Capital Trust I (Capital Trust I), a Delaware business trust wholly-owned by the Company, having a liquidation amount of $1,000 each. Capital Bancorp has fully and unconditionally guaranteed all of the floating preferred securities issued by Capital Trust I. The proceeds from the issuance, together with the proceeds of the related issuance of common securities of Capital Trust I purchased by the Company in the amount of $372,000, were invested in floating rate Junior Subordinated Debentures (the “Debentures”) of the Company totaling $12,372,000. The Debentures are due June 30, 2035 and may be redeemed after five years, or sooner in certain specific events, including in the event that the financing is not eligible for treatment as Tier I capital, subject to prior approval by the Federal Reserve Board, if then required. The sole assets of Capital Trust I are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(9) Guaranteed Preferred Beneficial Interests in Capital Bancorp’s Junior Subordinated Debentures, Continued
The Company owns all of the common securities of Capital Trust I. The floating rate securities bear interest at a rate of 5.642%, and the interest rate will be adjusted quarterly after June 30, 2010 at a rate of three month LIBOR plus 1.50%. The Company intends to use the proceeds for general operating purposes.
The floating rate Preferred Securities issued by Capital Trust I qualify as Tier 1 capital under the Board of Governor’s of the Federal Reserve System’s notice of final rulemaking, dated March 1, 2005. Under the final rule, the proceeds form the issuance will be subject to increased quantitative and qualitative scrutiny after March 31, 2009. Specifically, after March 31, 2009, the aggregate amount of trust preferred securities and other restricted core capital elements qualifying as Tier 1 capital may not exceed 25% of the amount of all core capital elements, net of goodwill. Because goodwill is currently included in the calculation of core capital elements, it is possible that the increased limitation on the amount of trust preferred securities that quality as Tier 1 capital will cause a portion of the proceeds from the issuance of the floating rate Preferred Securities by the Trust to cease to qualify as Tier 1 capital.
(10) Non-Interest Income and Non-Interest Expense
The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	(In Thousands)
	2005	2004	2003
Non-interest income:
Service charges on deposit accounts	$1,117	1,214	1,077
Other fees and commissions	353	324	257
Gain on sales of loans	790	672	1,238
Gain on sale/call of securities, net	14	—	6
Gain on sale of other real estate	3	—	—

Total non-interest income	$2,277	2,210	2,578

Non-interest expense:
Employee salaries and benefits	$6,742	4,704	4,201
Occupancy expenses	1,059	776	737
Furniture and equipment expenses	409	424	458
Legal fees	268	284	149
Accounting fees	215	251	144
Data processing expenses	272	247	235
Professional fees	201	243	235
Loss on sale of other real estate		42	16
Loss on disposal of premises and equipment	—	—	11
Loss on sale/writedown of other assets	13	15	89
Other operating expenses	1,948	1,569	1,293

Total non-interest expense	$11,127	8,555	7,568

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(11) Income Taxes
The components of the net deferred income tax asset are as follows:

	(In Thousands)
	December 31
	2005	2004
Deferred tax asset:
Federal	$1,934	1,153
State	396	236

	2,330	1,389

Deferred tax liability:
Federal	(170)	(140)
State	(35)	(29)

	(205)	(169)

	$2,125	1,220

The tax effects of each type of significant item that gave rise to deferred taxes are:

	(In Thousands)
	2005	2004
Financial statement allowance for loan losses in excess of the tax allowance	$1,390	1,019

Excess of depreciation deducted in the financial statements over the amounts deducted for tax purposes	207	148

Financial statement deduction for deferred compensation in excess of deduction for tax purposes	304	204

Financial statement income on FHLB stock dividends not recognized for tax purposes	(205)	(169)

Unrealized loss on securities available-for-sale	427	14

Financial statement deduction for organizational costs in excess of the amounts deducted for tax purposes	2	4

	$2,125	1,220

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(11) Income Taxes, Continued
The components of income tax expense (benefit) are summarized as follows:

	(In Thousands)
	2005	2004	2003
Current:
Federal	$1,852	609	1,167
State	400	146	251

	2,252	755	1,418

Deferred:
Federal	(408)	(184)	(106)
State	(84)	(37)	(21)

	(492)	(221)	(127)

Actual tax expense	$1,760	534	1,291

A reconciliation of actual income tax expense of $1,760,000, $534,000 and $1,291,000 for the years ended December 31, 2005, 2004 and 2003, respectively, to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

	(In Thousands)
	2005	2004	2003
Computed “expected” tax expense	$1,694	1,328	1,254
State income taxes, net of Federal income tax benefit	209	70	151
Disallowed expenses	22	13	10
Increase in cash surrender value of life insurance policies	(54)	(61)	(42)
Tax exempt interest, net of interest expense exclusion	(121)	(110)	(58)
Compensation deduction related to non-qualified stock option plan	—	(728)	(27)
Other items, net	10	22	3

Actual tax expense	$1,760	534	1,291

Total income tax expense for 2005 and 2003 includes tax expense of approximately $5,000 and $2,000, respectively, related to the gain on sale of securities. There were no sales of securities in 2004.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(12) Profit-Sharing Plan
The Company has in effect a 401(K) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old and who have completed 1,000 hours of service. Those employees who were employed on the Plan’s effective date do not have to satisfy the eligibility requirements. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $206,000, $183,000 and $165,000, respectively, to the plan.
(13) Commitment and Contingencies and Other Related Party Transactions
The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the financial position of the Company.
The subsidiary Bank has entered into several operating lease agreements for the main office bank building, bank branch offices, mortgage loan department office, operations center, and automobiles. Future minimum rental payments required under the terms of the noncancellable leases are as follows:

	(In Thousands)
Year Ending	Main Office	Other
December 31,	Building	Facilities	Vehicles	Total
2006	$150	388	16	554
2007	150	437	16	603
2008	150	412	2	564
2009	13	167	—	180
2010	—	151	—	151
Thereafter	—	1,758	—	1,758

	$463	3,313	34	3,810

Total rent expense under the leases amounted to $480,000, $381,000 and $361,000, respectively, during the years ended December 31, 2005, 2004 and 2003.
The main office, administrative offices and operations center are leased from partnerships which are partially owned by a director of the Company. The amounts paid under these leases approximated $147,000, $57,000 and $56,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
The Company has lines of credit with other financial institutions totaling $59,000,000 and $51,000,000 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, there was $4,740,000 and $29,980,000, respectively, outstanding under these lines of credit of which $4,740,000 and $8,000,000 is included in advances from Federal Home Loan Bank at December 31, 2005 and 2004, respectively.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(14) Financial Instruments with Off-Balance-Sheet Risk
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

	(In Thousands)
	Contract or
	Notional Amount
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$98,877	58,207
Standby letters of credit	2,767	2,663

Total	$101,644	60,870

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counter parties drawing on such financial instruments and the present creditworthiness of such counter parties. Such commitments have been made on terms which are competitive in the markets in which the Company operates, thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $2.8 million at December 31, 2005.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(15)	Concentration of Credit Risk

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

At December 31, 2005, the Company’s cash and due from banks included commercial bank deposits aggregating $129,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

(16)	Regulatory Matters and Restrictions on Dividends

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

The Company and its subsidiary are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. The Company and its subsidiary bank are required to have minimum Tier I and Total Risk-Based Capital ratios of 4.0% and 8.0%, respectively, and a leverage ratio of 4%. The actual ratios of the Company and its subsidiary were as follows:

	Capital Bancorp, Inc.		Capital Bank & Trust
	2005	2004	2005	2004
Tier I ratio	9.47%	8.71%	9.57%	8.22%

Total risk-based ratio	11.97%	9.90%	10.76%	9.41%

Leverage ratio	8.03%	7.34%	8.10%	6.91%
As of December 31, 2005, the most recent notification from the banking regulators categorized the Company and its subsidiary as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Company’s category.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(17)	Deferred Compensation and Supplemental Executive Retirement Plans

The Company provides its directors a deferred compensation plan. The deferred compensation plan was established in 1999 to reward the directors for past performance and to provide retirement and death benefits. There were nine directors participating in the plan at December 31, 2005. The Company has also established a supplemental executive retirement plan (SERP) to provide supplemental retirement benefits to three executive officers of the Company.

The deferred compensation plan provides retirement benefits for a period of 120 months after the director reaches the age of 65. The supplemental executive retirement plan provides the two executive officers with a percentage of their anticipated annual incomes based upon a projected, hypothetical age — 65 retirement date. Each of these benefits is expected to be for a fifteen year period after retirement. The Company has purchased insurance policies to provide death benefits provided for in the plans. The insurance policies remain the sole property of the Company and are payable to the Company. At December 31, 2005 and 2004, the deferred compensation and supplemental executive retirement liabilities totaled $758,000 and $498,000, respectively, the cash surrender value of life insurance totaled $4,773,000 and $4,614,000, respectively, and the face amount of the insurance policies in force approximated $12,306,000 at December 31, 2005 and 2004. Under the terms of the deferred compensation plan, upon the death of the insured, each insured’s beneficiary is entitled to twenty-five percent (25%) of the net at risk insurance portion of the proceeds. The net at risk insurance portion is the total proceeds less the cash value of the policy. Under the terms of the SERP, at death the accrued benefits are payable to the executive officers’ beneficiaries. The plans are not qualified under Section 401 of the Internal Revenue Code.

(18)	Stock Option and Employee Stock Purchase Plans

Employee Stock Purchase Plan

In January, 2005, the Board of Directors adopted the 2005 Employee Stock Purchase Plan (the Plan). The Plan authorizes the issuance of 500,000 shares of common stock pursuant to purchase rights granted employees or to employees of any affiliates designated as being eligible to participate. The plan is intended to qualify as an “Employee Stock Purchase Plan” within the meaning of Section 423 of the IRS Code.

The Board of Directors will administer the Plan which will offer employees to purchase common stock at a price per share equal to the lower of (i) 85% of the fair market value on the date of commencement of the offering or (ii) 85% of the fair market value on the date of purchase. Generally, all regular employees, including executive officers who are employed by the Company or any designated affiliates may participate and purchase up to $25,000 worth of common stock in any calendar year. No employee shall be eligible for the grant of any rights under the plan if immediately after such rights are granted, such employee owns five percent or more of outstanding capital stock measured by vote or value.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(18)	Stock Option and Employee Stock Purchase Plans, Continued

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

Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, sets forth the methods for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings, basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below.

		(In Thousands,
		except per share amounts)
		2005	2004	2003
Net earnings	As Reported	$3,224	3,373	2,397
	Proforma	$3,048	3,324	2,389

Basic earnings per common share	As Reported	$.93	1.04	.77
	Proforma	$.88	1.02	.77

Diluted earnings per common share	As Reported	$.88	1.00	.72
	Proforma	$.84	.99	.72

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(18)	Stock Option and Employee Stock Purchase Plan, Continued

Stock Option Plan, Continued

A summary of the stock option activity for 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	298,184	$8.01	514,000	$5.82	521,000	$5.08
Granted	43,250	20.12	99,250	12.40	12,000	10.12
Exercised	(14,300)	(7.63)	(312,666)	(5.82)	(17,400)	(5.19)
Forfeited	—	—	(2,400)	(6.38)	(1,600)	(6.38)

Outstanding at end of year	327,134	$9.62	298,184	$8.01	514,000	$5.82

Options exercisable at year end	204,984		188,634		470,200

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/05	Price	Life	at 12/31/05	Price
$5.00 - $8.00	181,134	$5.69	6.02 years	169,534	$5.67

$9.95 - $16.50	9,000	$10.07	7.81 years	6,000	$10.13

$10.63 - $15.25	90,500	$12.09	8.12 years	27,300	$11.95

$19.00 - $21.45	46,500	$20.07	9.16 years	2,150	$20.70

	327,134			204,984

Shares and per share data above for 2004 and 2003 have been restated to reflect a 2 for 1 stock split effective July 30, 2004.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(18)	Stock Option and Employee Stock Purchase Plan, Continued

Stock Option Plan, Continued

The fair value of options for 2005 ranged from $3.35 to $4.30 for each option. For 2004 the fair value ranged from $1.20 to $3.97, and for 2003 the fair value of each option ranged from $1.92 to $2.68. The fair value was estimated using the Black-Scholes option-pricing model. The following assumptions were used for 2005, 2004 and 2003, respectively: risk free interest rate ranging from 4.10% to 4.56%, 3.85% to 4.75% and 3.63% to 4.25%, expected life of ten years; and dividend yield ranging from 1.59% to 1.79%, 1.54% to 2.82% and 2.57% to 2.71%. The dividend yield was computed assuming a 15% return on equity with a 30% dividend to earnings payout ratio.

(19)	Shareholder Rights Agreement and Certain Charter Provisions

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

Effective as of July 18, 2001, the Board of Directors of the Company adopted a Shareholders Rights Agreement (the “Rights Agreement”). On that date, as a result of the adoption of the Rights Agreement, the Board authorized and declared a dividend or one common share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock (the “Common Shares”). The dividend was payable on July 18, 2001, to the shareholders of record on that date (the “Record Date”), and with respect to Common Shares issued thereafter until the Distribution Date (as hereinafter defined) or the expiration or earlier redemption or exchange of the Rights. Except as set forth below, each Right entitles the registered holder to purchase from the Company, at any time after the Distribution Date one Common Share at a price per share of $45, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are as set forth in the Rights Agreement.

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

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(19) Shareholder Rights Agreement and Certain Charter Provisions, Continued
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

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(19) Shareholder Rights Agreement and Certain Charter Provisions, Continued
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

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(19) Shareholder Rights Agreement and Certain Charter Provisions, Continued
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
(20) Earnings Per Share
Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” setsforth uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. Share and per share data for 2003 have been restated to reflect a 2-for-1 stock split effective July 30, 2004.
The following is a summary of the components comprising basic and diluted earnings per share (EPS):

		(In Thousands,
	except share amounts)
	2005	2004	2003
Basic EPS Computation:
Numerator — Earnings available to common stockholders	$3,224	3,373	2,397

Denominator — Weighted average number of common shares outstanding	3,467,753	3,257,437	3,132,396

Basic earnings per common share	$.93	1.04	.77

Diluted EPS Computation:
Numerator — Earnings available to common stockholders	$3,224	3,373	2,397

Denominator:
Weighted average number of common shares outstanding	3,467,753	3,257,437	3,132,396
Dilutive effect of stock options	179,606	111,901	182,230

	3,647,359	3,369,338	3,314,626

Diluted earnings per common share	$.88	1.00	.72

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(21) Capital Bancorp, Inc. -
          Parent Company Financial Information
CAPITAL BANCORP, INC.
(Parent Company Only)
Balance Sheets
December 31, 2005 and 2004

	(In Thousands)
	2005		2004
ASSETS
Cash	$4,604	*	652	*
Investment in wholly-owned commercial bank subsidiary	36,265	*	24,269	*
Deferred tax benefit	1		4
Refundable income taxes	38		863
Investment in nonconsolidated variable interest entity	372		—

Total assets	$41,280		25,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$12,372		—
Accrued interest and other liabilities	296		—

Total liabilities	12,668		—

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—		—
Common stock, no par value, authorized 20,000,000 shares, 3,482,495 and 3,460,608 shares issued and outstanding, respectively	14,315		14,080
Additional paid-in capital	32		—
Retained earnings	14,954		11,730
Unrealized losses on available-for-sale securities, net of income taxes of $427,000 and $14,000, respectively	(689)		(22)

Total stockholders’ equity	28,612		25,788

Total liabilities and stockholders’ equity	$41,280		25,788

*Eliminated in consolidation.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(21) Capital Bancorp, Inc. -
          Parent Company Financial Information, Continued
CAPITAL BANCORP, INC.
(Parent Company Only)
Statements of Earnings and Comprehensive Earnings
Three Years Ended December 31, 2005

	(In Thousands)
	2005	2004	2003
Income:
Interest on trust preferred securities	$12	—	—

Expenses:
Interest on subordinated debentures	$384	—	—
Interest on other borrowings	11	—	—
Other	194	107	71

	589	107	71

Loss before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	(577)	(107)	(71)

Federal income tax benefits	221	861	27

	(356)	754	(44)

Equity in undistributed earnings of commercial bank subsidiary	3,580 *	2,619 *	2,441 *

Net earnings	3,224	3,373	2,397

Other comprehensive losses, net of tax:
Net unrealized losses on available-for-sale securities arising during period, net of taxes of $408,000, $153,000 and $168,000, respectively	(658)	(248)	(272)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $5,000 and $2,000 in 2005 and 2003, respectively	(9)	—	(4)

Other comprehensive losses	(667)	(248)	(276)

Comprehensive earnings	$2,557	3,125	2,121

*Eliminated in consolidation.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

(21)	Capital Bancorp, Inc .- Parent Company Financial Information, Continued
CAPITAL BANCORP, INC.
(Parent Company Only)
Statements of Changes in Stockholders’ Equity
Three Years Ended December 31, 2005

	(In Thousands)
					Net Unrealized
			Additional		Gain (Loss) On
	Preferred	Common	Paid-In	Retained	Available-For-
	Stock	Stock	Capital	Earnings	Sale Securities	Total
Balance December 31, 2002	$—	6,261	5,909	5,960	502	18,632

Issuance of 8,700 shares of common stock related to exercise of stock options	—	35	55	—	—	90

Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $172,000	—	—	—	—	(276)	(276)

Net earnings for the year	—	—	—	2,397	—	2,397

Balance December 31, 2003	—	6,296	5,964	8,357	226	20,843

Elimination of par value	—	5,964	(5,964)	—	—	—

Issuance of 312,666 shares of common stock related to exercise of stock options	—	1,820	—	—	—	1,820

Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $153,000	—	—	—	—	(248)	(248)

Net earnings for the year	—	—	—	3,373	—	3,373

Balance December 31, 2004	—	14,080	—	11,730	(22)	25,788

Issuance of 14,300 shares of common stock related to exercise of stock options	—	109	—	—	—	109

Issuance of 7,587 shares of common stock related to employee stock purchase plan	—	126	—	—	—	126

Net change in unrealized gain (loss) on available-for-sale securities during the year, net of taxes of $413,000	—	—	—	—	(667)	(667)

Benefit of exercise of nonqualified stock options	—	32	—	—	—	32

Net earnings for the year	—	—	—	3,224	—	3,224

Balance December 31, 2004	$—	14,347	—	14,954	(689)	28,612

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

(21)	Capital Bancorp, Inc. - Parent Company Financial Information, Continued
CAPITAL BANCORP, INC.
(Parent Company Only)
Statements of Cash Flows
Three Years Ended December 31, 2005
Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2005	2004	2003
Cash flows from operating activities:
Interest received	$12	—	—
Interest paid	(393)	—	—
Cash paid to suppliers and other	(195)	(107)	(71)
Tax benefits received	1,343	30	11

Net cash provided by (used in) operating activities	767	(77)	(60)

Cash flows from investing activities:
Capital contribution to bank subsidiary	(9,050)	(1,200)	—
Decrease (increase) in due from subsidiary	—	10	(9)
Dividend received from subsidiary	—	—	67
Investment in nonconsolidated variable interest entity	(372)	—	—

Net cash provided by (used in) investing activities	(9,422)	(1,190)	58

Cash flows from financing activities:
Proceeds from issuance of common stock	235	1,820	90
Issuance of junior subordinated debentures	12,372	—	—

Net cash provided by financing activities	12,607	1,820	90

Net increase in cash and cash equivalents	3,952	553	88

Cash and cash equivalents at beginning of year	652	99	11

Cash and cash equivalents at end of year	$4,604	652	99

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

(21)	Capital Bancorp, Inc. - Parent Company Financial Information, Continued
CAPITAL BANCORP, INC.
(Parent Company Only)
Statements of Cash Flows, Continued
Three Years Ended December 31, 2005
Increase (Decrease) in Cash and Cash Equivalents

	(In Thousands)
	2005	2004	2003
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$3,224	3,373	2,397

Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Equity in earnings of commercial bank subsidiary	(3,580)	(2,619)	(2,441)
Decrease in deferred income taxes	3	2	2
Decrease (increase) in refundable income taxes	825	(833)	(18)
Increase in accrued interest and other liabilities	295	—	—

Total adjustments	(2,457)	(3,450)	(2,457)

Net cash provided by (used in) operating activities	$767	(77)	(60)

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(22)	Disclosures About Fair Value of Financial Instruments

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

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(22) Disclosures About Fair Value of Financial Instruments, Continued
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
Term borrowings
The fair value is approximated by the present value of the contractual cash flows discounted by the investor’s yield which considers the Company’s debt ratings.

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(22)	Disclosures About Fair Value of Financial Instruments, Continued
Commitments to Extend Credit, Standby Letters of Credit and Financial
Guarantees Written
Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods extending from one to two years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2005 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.
The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	(In Thousands)
	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$11,047	11,047	5,734	5,734
Securities	57,040	57,040	60,789	60,789

Loans	389,702		292,841
Less: allowance for loan losses	4,604		3,503

Loans, net of allowance	385,098	382,485	289,338	290,494

Loans held for sale	1,940	1,940	2,138	2,138
Restricted equity securities	2,795	2,795	2,540	2,540

Financial liabilities:
Deposits	378,670	378,347	280,027	281,437
Securities sold under repurchase agreements	3,925	3,925	2,808	2,808
Advances from Federal Home Loan Bank	46,861	46,848	41,536	40,591
Federal funds purchased	—	—	21,980	21,980
Junior subordinated debentures	12,372	11,838	—	—

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(22)	Disclosures About Fair Value of Financial Instruments, Continued
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
(23)	Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(In Thousands, except per share data)
	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$7,758	7,015	6,378	5,577	5,120	4,529	4,102	3,973
Net interest income	4,303	3,942	3,772	3,482	3,411	3,047	2,716	2,592
Provision for possible loan losses	453	432	441	339	606	338	271	299
Earnings before income taxes	1,305	1,159	1,272	1,248	893	1,065	1,033	916
Net earnings	834	752	827	811	1,155	938	677	603
Basic earnings per common share	.24	.22	.24	.23	.36	.28	.21	.19
Diluted earnings per common share	.23	.21	.22	.22	.35	.27	.20	.18

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
I.	Distribution of Assets, Liabilities and Stockholders’ Equity:

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

Non-accrual loans have been included in the loan category. Loan fees of $1,457,000, $1,016,000 and $1,020,000 for 2005, 2004 and 2003, respectively, are included in loan income and represent an adjustment of the yield on these loans.

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned income	$340,950	7.09%	24,180	237,301	6.47%	15,357	7,236	1,587	8,823
Investment securities — taxable	49,219	3.96	1,950	49,578	3.81	1,890	(14)	74	60
Investment securities — tax exempt	9,204	3.60	331	7,541	3.66	276	60	(5)	55
Taxable equivalent adjustment	—	1.85	171	—	1.88	142	31	(2)	29

Total tax-exempt investment securities	9,204	5.45	502	7,541	5.54	418	91	(7)	84

Total investment securities	58,423	4.20	2,452	57,119	4.04	2,308	53	91	144

Loans held for sale	2,083	5.57	116	1,825	5.64	103	14	(1)	13
Federal funds sold	470	3.62	17	1,403	1.00	14	(14)	17	3
Interest-bearing deposits in financial institutions	828	2.29	19	425	1.88	8	9	2	11
Restricted equity securities	2,700	3.81	103	2,210	3.44	76	18	9	27
Trust preferred securities	205	5.85	12	—	—	—	12	—	12

Total earning assets	405,659	6.63	26,899	300,283	5.95	17,866	6,814	2,219	9,033

Cash and due from banks	5,892			4,695
Allowance for possible loan losses	(4,061)			(3,112)
Premises and equipment	5,001			4,750
Other assets	8,333			7,240

Total assets	$420,824			313,856

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$14,618	.53%	78	12,854	.19%	25	3	50	53
Money market demand accounts	71,630	2.04	1,461	88,192	1.39	1,222	(260)	499	239
Individual retirement accounts	5,218	3.64	190	3,746	3.28	123	53	14	67
Other savings deposits	33,099	3.18	1,053	2,262	.31	7	624	422	1,046
Certificates of deposit $100,000 and over	88,339	3.44	3,040	65,447	2.71	1,771	717	552	1,269
Certificates of deposit under $100,000	84,726	3.36	2,850	58,397	2.72	1,590	828	432	1,260

Total interest-bearing deposits	297,630	2.91	8,672	230,898	2.05	4,738	1,605	2,329	3,934

Advances from Federal Home Loan Bank	47,309	4.09	1,933	26,907	4.11	1,105	833	(5)	828
Securities sold under repurchase agreements	2,871	1.43	41	2,377	.80	19	5	17	22
Junior subordinated debentures	6,745	5.69	384	—	—	—	384	—	384
Other borrowings	206	5.34	11	—	—	—	11	—	11
Federal funds purchased	6,271	3.00	188	4,634	2.07	96	41	51	92

Total deposits and borrowed funds	361,032	3.11	11,229	264,816	2.25	5,958	2,569	2,702	5,271

Demand deposits	30,293			25,653

Other liabilities	2,432			757

Stockholders’ equity	27,067			22,630

Total liabilities and stockholders’ equity	$420,824			313,856

Net interest income			15,670			11,908			3,762

Net yield on earning assets		3.86%			3.97%

Net interest spread		3.52%			3.70%

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned income	$237,301	6.47%	15,357	189,870	6.93%	13,150	3,123	(916)	2,207

Investment securities — taxable	49,578	3.81	1,890	42,687	3.33	1,420	248	222	470

Investment securities — tax exempt	7,541	3.66	276	3,829	3.97	152	137	(13)	124

Taxable equivalent adjustment	—	1.88	142	—	2.04	78	70	(6)	64

Total tax-exempt investment securities	7,541	5.54	418	3,829	6.01	230	207	(19)	188

Total investment securities	57,119	4.04	2,308	46,516	3.55	1,650	410	248	658

Loans held for sale	1,825	5.64	103	3,547	5.69	202	(97)	(2)	(99)

Federal funds sold	1,403	1.00	14	1,998	.95	19	(6)	1	(5)

Interest-bearing deposits in financial institutions	425	1.88	8	596	2.85	17	(4)	(5)	(9)

Restricted equity securities	2,210	3.44	76	1,821	3.79	69	14	(7)	7

Total earning assets	300,283	5.95	17,866	244,348	6.18	15,107	3,340	(581)	2,759

Cash and due from banks	4,695			4,262

Allowance for possible loan losses	(3,112)			(2,811)

Premises and equipment	4,750			4,988

Other assets	7,240			5,081

Total assets	$313,856			255,868

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$12,854	.19%	25	12,207	.21%	26	1	(2)	(1)
Money market demand accounts	88,192	1.39	1,222	63,601	1.17	746	320	156	476
Individual retirement accounts	3,746	3.28	123	3,509	3.82	134	9	(20)	(11)
Other savings deposits	2,262	.31	7	2,123	.38	8	—	(1)	(1)
Certificates of deposit $100,000 and over	65,447	2.71	1,771	61,761	3.11	1,922	109	(260)	(151)
Certificates of deposit under $100,000	58,397	2.72	1,590	41,669	3.03	1,263	466	(139)	327

Total interest-bearing deposits	230,898	2.05	4,738	184,870	2.22	4,099	969	(330)	639

Advances from Federal Home Loan Bank	26,907	4.11	1,105	25,132	4.33	1,087	75	(57)	18
Securities sold under repurchase agreements	2,377	.80	19	2,054	1.12	23	4	(8)	(4)
Federal funds purchased	4,634	2.07	96	3,335	1.56	52	24	20	44

Total deposits and borrowed funds	264,816	2.25	5,958	215,391	2.44	5,261	1,131	(434)	697

Demand deposits	25,653			19,832

Other liabilities	757			1,062

Stockholders’ equity	22,630			19,583

Total liabilities and stockholders’ equity	$313,856			255,868

Net interest income			11,908			9,846			2,062

Net yield on earning assets		3.97%			4.03%

Net interest spread		3.70%			3.74%

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
II.	Investment Portfolio:
A.	Securities at December 31, 2005 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$20,941	—	385	20,556
Obligations of states and political subdivisions	11,058	14	158	10,914
Mortgage-backed securities	26,157	30	617	25,570

	$58,156	44	1,160	57,040

Securities at December 31, 2004 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$23,489	29	163	23,355
Obligations of states and political subdivisions	8,144	55	74	8,125
Mortgage-backed securities	29,192	222	105	29,309

	$60,825	306	342	60,789

Securities at December 31, 2003 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$22,636	182	47	22,771
Obligations of states and political subdivisions	5,146	72	42	5,176
Mortgage-backed securities	18,997	242	42	19,197

	$46,779	496	131	47,144

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
II.	Investment Portfolio, Continued:
B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage-backed securities) of the Company at December 31, 2005:

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$4,500	4,421	2.107%
One to five years	9,072	8,914	4.015
Five to ten years	9,149	8,913	3.716
More than ten years	24,377	23,878	4.695

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	47,098	46,126	4.127

Obligations of states and political subdivisions*:
One to five years	2,076	2,064	4.302
Five to ten years	5,328	5,239	5.194
More than ten years	3,654	3,611	5.536

Total obligations of states and political subdivisions	11,058	10,914	5.140

Total investment securities	$58,156	57,040	4.319%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
III.	Loan Portfolio:
A.	Loan Types
The following schedule details the loans of the Company at December 31, 2005, 2004, 2003, 2002 and 2001:

	In Thousands
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$168,285	139,624	114,578	88,406	80,224
Real estate — construction	88,118	50,243	20,741	21,488	9,343
Real estate — mortgage	129,107	97,688	75,521	60,570	46,409
Installment	4,906	5,812	6,773	5,766	5,309

Total loans	390,416	293,367	217,613	176,230	141,285

Less unearned income	(714)	(526)	(378)	(310)	(211)

Total loans, net of unearned income	389,702	292,841	217,235	175,920	141,074

Less allowance for possible loan losses	(4,604)	(3,503)	(2,901)	(2,535)	(2,122)

Net loans	$385,098	289,338	214,334	173,385	138,952

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2005:

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year*	5 Years	Years	Total
Maturity Distribution:

Commercial, financial and agricultural	$39,656	108,836	19,793	168,285

Real estate — construction	69,712	16,010	2,396	88,118

	$109,368	124,846	22,189	256,403

Interest-Rate Sensitivity:

Fixed interest rates	$12,972	89,237	16,582	118,791

Floating or adjustable interest rates	96,396	35,609	5,607	137,612

Total commercial, financial and agricultural loans plus real estate - construction loans	$109,368	124,846	22,189	256,403

*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
C.	Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2005, 2004, 2003, 2002 and 2001:

	In Thousands, Except Percentages
	2005	2004	2003	2002	2001
Non-accrual loans:
Commercial, financial and agricultural	$50	35	597	296	993
Real estate — construction	56	—	—	246	—
Real estate — mortgage	287	438	1,610	764	227
Installment	34	17	22	—	48
Lease financing receivable	—	—	—	—	—

Total non-accrual	$427	490	2,229	1,306	1,268

Loans 90 days past due:
Commercial, financial and agricultural	$81	245	180	82	317
Real estate — construction	—	—	—	—	—
Real estate — mortgage	253	1,498	686	149	171
Installment	5	119	58	53	14
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$339	1,862	924	284	502

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Installment	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$766	2,352	3,153	1,590	1,770

Total loans, net of unearned income	$389,702	292,841	217,235	175,920	141,074

Non-performing loans as a percent of total loans outstanding, net of unearned income	.20%	.80%	1.45	.90	1.25

Other real estate	$—	383	—	505	244

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $427,000 at December 31, 2005, $490,000 at December 31, 2004, $2,229,000 at December 31, 2003, $1,306,000 at December 31, 2002 and $1,268,000 at December 31, 2001. Gross interest income on non-accrual loans, that would have been recorded for the year ended December 31, 2005 if the loans had been current totaled $12,000 as compared to $27,000 in 2004, $83,000 in 2003, $28,000 in 2002 and $56,000 in 2001. Income recognized during 2005, 2004 and 2003 on non-accrued loans totaling $16,000, $67,000 and $216,000, respectively.

At December 31, 2005, loans, which include the above, totaling $3,578,000 were included in the Company’s internal classified loan list. Of these loans $1,619,000 are real estate and $1,959,000 are various other types of loans. The collateral values securing these loans total approximately $5,282,000, ($3,320,000 related to real property and $1,962,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2005 there were no loan concentrations that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2004 other real estate totaled $383,000. There was no other real estate at December 31, 2005 or 2003.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2005, 2004, 2003, 2002 and 2001 and the years then ended:

	In Thousands, Except Percentages
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of period	$3,503	2,901	2,535	2,122	1,886

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(294)	(333)	(356)	(569)	(211)
Real estate construction	—	—	—	—	—
Real estate — mortgage	(105)	(468)	(293)	(8)	(98)
Installment	(273)	(145)	(141)	(135)	(50)
Lease financing	—	—	—	—	—

	(672)	(946)	(790)	(712)	(359)

Recoveries:
Commercial, financial and agricultural	50	3	19	8	10
Real estate construction	—	—	—	—	—
Real estate — mortgage	8	13	—	—	—
Installment	50	18	47	27	15
Lease financing	—	—	—	—	—

	108	34	66	35	25

Net loan charge-offs	(564)	(912)	(724)	(677)	(334)

Provision for loan losses charged to expense	1,665	1,514	1,090	1,090	570

Allowance for loan losses at end of period	$4,604	3,503	2,901	2,535	2,122

Total loans, net of unearned income, at end of year	$389,702	292,841	217,235	175,920	141,074

Average total loans outstanding, net of unearned income, during year	$340,950	237,301	189,870	160,457	130,055

Net charge-offs as a percentage of average total loans outstanding, net of unearned income, during year	0.17%	0.38	0.38	0.42	0.26

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned income, at end of year	1.18%	1.20	1.34	1.44	1.50

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$3,517	43.1%	$2,722	47.6%
Real estate construction	193	22.6	78	17.1
Real estate mortgage	532	33.1	528	33.3
Installment	362	1.2	175	2.0

	$4,604	100.0%	$3,503	100.0%

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$2,186	52.7%	$1,923	50.3%
Real estate construction	51	9.5	98	12.2
Real estate mortgage	498	34.7	390	34.2
Installment	166	3.1	124	3.3

	$2,901	100.0%	$2,535	100.0%

	December 31, 2001
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$1,380	56.9%
Real estate construction	286	6.6
Real estate mortgage	286	32.7
Installment	170	3.8

	$2,122	100.0%

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
V.	Deposits:

The average amounts and average interest rates for deposits for 2005, 2004 and 2003 are detailed in the following schedule:

	2005		2004		2003
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$30,293	—%	25,653	—%	19,832	—%
Negotiable order of withdrawal accounts	14,618	.53%	12,854	.19%	12,207	.21%
Money market demand accounts	71,630	2.04%	88,192	1.39%	63,601	1.17%
Individual retirement accounts	5,218	3.64%	3,746	3.28%	3,509	3.82%
Other savings	33,099	3.18%	2,262	.31%	2,123	.38%
Certificates of deposit $100,000 and over	88,339	3.44%	65,447	2.71%	61,761	3.11%
Certificates of deposit under $100,000	84,726	3.36%	58,397	2.72%	41,669	3.03%

	$327,923	2.64%	256,551	1.85%	204,702	2.00%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2005:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$41,474	205	41,679

Three to six months	19,014	141	19,155

Six to twelve months	15,434	200	15,634

More than twelve months	29,332	1,838	31,170

	$105,254	2,384	107,638

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Return on assets	0.77%	1.07%	0.94%
(Net income divided by average total assets)

Return on equity	11.91%	14.90%	12.24%
(Net income divided by average equity)

Dividend payout ratio	—%	—%	—%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	6.43%	7.21%	7.65%
(Average equity divided by average total assets)

Leverage capital ratio	8.03%	7.34%	7.66%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for-sale securities)
The minimum leverage capital ratio required by the regulatory agencies is 4%.
Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2005 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities	$29,301

Qualifying trust preferred securities (limited to 25% of stockholders’ equity, excluding the net unrealized loss on available-for-sale securities)	7,325

36,626

Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	4,604

Excess qualifying trust preferred securities not includable in Tier I capital	5,047

Total risk-based capital	$46,277

Risk-weighted assets	$386,723

Risk-based capital ratios:
Tier I capital ratio	9.47%

Total risk-based capital ratio	11.97%

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2005, the Company was in compliance with these requirements.

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2005:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned income	$389,702	196,656	8,483	7,316	16,607	160,640
Securities	57,040	—	514	646	4,002	51,878
Loans held for sale	1,940	1,940	—	—	—	—
Interest-bearing deposits in financial institution	1,388	1,388	—	—	—	—
Federal funds sold	25	25	—	—	—	—
Restricted equity securities	2,795	2,795	—	—	—	—

Total earning assets	452,890	202,804	8,997	7,962	20,609	212,518

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	16,497	16,497	—	—	—	—
Money market demand accounts	58,793	58,793	—	—	—	—
Individual retirement accounts	6,856	55	986	517	1,160	4,138
Other savings	57,788	57,788	—	—	—	—
Certificates of deposit, $100,000 and over	105,254	15,180	26,944	18,564	15,434	29,132
Certificates of deposit, under $100,000	92,478	9,246	17,680	9,480	25,137	30,935
Securities sold under repurchase agreements	3,925	3,925	—	—	—	—
Advances from Federal Home Loan Bank	46,861	14,740	6,000	—	2,500	23,621
Junior subordinated debentures	12,372	—	—	—	—	12,372

	400,824	176,224	51,610	28,561	44,231	100,198

Interest-sensitivity gap	$52,066	26,580	(42,613)	(20,599)	(23,622)	112,320

Cumulative gap		26,580	(16,033)	(36,632)	(60,254)	52,066

Interest-sensitivity gap as % of total assets		5.61	(8.99)	(4.35)	(4.98)	23.70

Cumulative gap as % of total assets		5.61	(3.38)	(7.73)	(12.71)	10.99

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

CAPITAL BANCORP, INC.
Form 10-K
December 31, 2005
VII.	Short-Term Borrowings:

Information related to short-term borrowings in excess of 30% of stockholders’ equity is as follows:

	In Thousands
	2005	2004	2003
Advances from Federal Home Loan Bank:

Balance outstanding — end of year	$46,861	$41,536	$24,507

Weighted average interest rate on balance outstanding at end of year	4.44%	3.78%	4.35%

Maximum amount of borrowings at any month end	$59,223	$41,536	$33,411

Average amounts outstanding during each year	$47,309	$26,907	$25,132

Weighted average interest rate on average amounts outstanding during the year	4.09%	4.11%	4.33%