Form 10-Q
period 2006-03-31
CAPITAL BANCORP INC
filed 2006-05-12
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
YES ☑          NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐               Accelerated filer ☐               Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐          NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 3,530,327 shares at May 9, 2006

CAPITAL BANCORP, INC.

Part 1: Financial Information

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets – March 31, 2006 and December 31, 2005.

Consolidated Statements of Earnings – For the three months ended March 31, 2006 and 2005.

Consolidated Statements of Comprehensive Earnings – For the three months ended March 31, 2006 and 2005.

Consolidated Statements of Cash Flows – For the three months ended March 31, 2006 and 2005.

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CEO CERTIFICATION
EX-32 SECTION 906 CEO AND CFO CERTIFICATION

CAPITAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited)

	(In Thousands)
	March 31,	December 31,
	2006	2005
ASSETS
Loans, net of allowance for possible loan losses of $4,966,000 and $4,604,000 respectively	$403,587	385,448
Securities available-for-sale	56,505	57,040
Loans held for sale	851	1,940
Interest-bearing deposits in financial institutions	196	1,388
Federal funds sold	25	25
Restricted equity securities	2,823	2,795

Total earning assets	463,987	448,636

Cash and due from banks	6,247	9,634
Premises and equipment, net of accumulated depreciation	5,167	5,200
Cash surrender value of life insurance	4,813	4,773
Accrued interest receivable	2,096	2,142
Deferred income taxes	2,196	2,125
Investment in non-consolidated variable interest entity	372	372
Other assets	435	1,012

Total assets	$485,313	473,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$388,182	378,670
Securities sold under repurchase agreements	2,821	3,925
Accrued interest and other liabilities	3,201	3,454
Advances from Federal Home Loan Bank	48,943	46,861
Junior subordinated debentures	12,372	12,372

Total liabilities	$455,519	445,282

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, no par value, authorized 20,000,000 shares, 3,530,327 and 3,482,495 shares issued and outstanding, respectively	14,653	14,347
Retained earnings	15,936	14,954
Accumulated other comprehensive income (loss)	(795)	(689)

Total stockholders’ equity	29,794	28,612

Total liabilities and stockholders’ equity	$485,313	473,894

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$7,677	4,965
Interest and dividends on securities:
Taxable securities	472	500
Exempt from Federal income taxes	101	74
Other interest income	66	38

Total interest income	8,316	5,577

Interest expense:
Interest on savings accounts	473	9
Interest on negotiable order of withdrawal accounts	25	12
Interest on money market accounts	387	355
Interest on certificates of deposits over $100,000	1,189	564
Interest on certificates of deposits – other	1,036	618
Interest on advances from Federal Home Loan Bank	582	434
Other interest expense	186	103

Total interest expense	3,878	2,095

Net interest income before provision for possible loan losses	4,438	3,482
Provision for possible loan losses	428	339

Net interest income after provision for possible loan losses	4,010	3,143

Non-interest income:
Service charges on deposit accounts	322	263
Other fees and commissions	117	91
Gain on sale of loans	189	111
Gain on call of securities	0	2

Total non-interest income	628	467

Non-interest expenses:
Employee salaries and benefits	1,900	1,448
Occupancy expenses	270	198
Furniture and equipment expenses	120	101
Professional fees	94	44
Other operating expenses	740	571

Total non-interest expense	3,124	2,362

Earnings before income taxes	1,514	1,248
Income taxes	532	437

Net earnings	$982	811

Weighted average number of shares outstanding	3,509,638	3,461,044

Basic earnings per common share	$0.28	0.23

Diluted earnings per common share	$0.27	0.23

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
Net earnings	$982	811

Other comprehensive earnings (losses) net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of tax benefit of $66,000 and $302,000, respectively	(106)	(487)

Other comprehensive earnings (losses)	(106)	(487)

Comprehensive earnings (losses)	$876	324

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	(In Thousands)
	2006	2005
Cash flows from operating activities:
Interest received	$8,369	$5,526
Fees received	439	357
Interest paid	(5,778)	(1,893)
Cash paid to suppliers and employees	(444)	(2,445)
Proceeds from loan sales	11,631	7,032
Originations of loans held for sale	(10,355)	(5,577)
Income taxes paid	(537)	(76)

Net cash provided by operating activities	3,325	2,924

Cash flows from investing activities:
Purchase of available-for-sale securities	(725)	(3,167)
Proceeds from sale of other real estate	—	11
Proceeds from maturities, calls and principal payments of available- for-sale securities	1,053	4,403
Loans made to customers, net of repayments	(18,915)	(24,139)
Purchase of premises and equipment	(113)	(122)
Decrease in interest-bearing deposits in financial institutions	1,192	—
Expenditures on other real estate	—	(7)
Purchase of restricted equity securities	—	(44)

Net cash used in investing activities	(17,508)	(23,065)

Cash flows from financing activities:
Net (decrease) increase in non-interest bearing, savings and NOW Deposit accounts	(9,276)	1,828
Net increase in time deposits	18,788	21,712
Net (decrease) increase in securities sold under repurchase Agreements	(1,104)	359
Net increase in advances from Federal Home Loan Bank	2,082	10,762
Net decrease in Federal funds purchased	—	(14,790)
Compensation expense recognized related to stock options	14	—
Proceeds from exercise of stock options	292	22

Net cash provided by financing activities	10,796	19,893

Net decrease in cash and cash equivalents	(3,387)	(248)

Cash and cash equivalents at beginning of period	9,659	5,733

Cash and cash equivalents at end of period	$6,272	$5,485

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	(In Thousands)
	2006	2005
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$982	$811
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	181	105
Provision for possible loan losses	428	339
FHLB dividend reinvestment	(28)	(19)
Gain on call of securities	—	(2)
Gain on participation loans sold	(2)	—
Decrease in refundable income taxes	—	361
Loss on sale of other real estate	—	3
Loss on sale/write-down of other assets	10	—
Increase (decrease) in accrued interest receivable	46	(39)
Decrease in loans held for sale	1,089	1,344
Increase in interest payable	(1,900)	202
Increase in deferred tax asset	(5)	—
Decrease (increase) in other assets	917	(4)
Increase in cash surrender value of life insurance, net	(40)	(41)
Increase (decrease) in other liabilities	1,647	(136)

Total adjustments	2,343	2,113

Net cash provided by operating activities	$3,325	$2,924

Supplemental Schedule of Non-Cash Activities:

Unrealized gain (loss) on available-for-sale securities, net of taxes of $65,000 and $302,000, respectively	$(106)	$(487)

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Capital Bancorp, Inc. is a registered bank holding company headquartered in Nashville, Tennessee. It offers extensive and service-intensive financial products and services through its subsidiary, Capital Bank & Trust Company (Bank) which is a state chartered bank which began operations on May 25, 1994. The Bank provides full banking services. As a state chartered bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by The Bank is Davidson and surrounding counties of Middle Tennessee. Services are provided at the main office in Nashville, Tennessee and five branches.
Basis of Presentation
The unaudited consolidated financial statements include the accounts of Capital Bancorp, Inc. (Company), Capital Bank & Trust Company (Bank), its wholly-owned subsidiary, and CBTC Corporation and Capital Housing Improvement Projects, Inc., wholly-owned subsidiaries of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has an investment in an unconsolidated subsidiary, Capital Bancorp Capital Trust I (Trust).
The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, and the results of operations for the three months ended March 31, 2006 and 2005, comprehensive earnings for the three months ended March 31, 2006 and 2005 and changes in cash flows for the three months ended March 31, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2005 Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to prior period numbers to conform to current period presentation.
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

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)
susceptible to significant change in the near term relate to determination of the allowance for possible loan losses and the valuation of debt and equity securities and the related deferred taxes.
Stock Option Plan
In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 1,000,000 shares of the Company’s stock. At March 31, 2006 the Company has outstanding options to purchase 290,759 shares of its common stock, of which options for 191,595 shares of the Company’s common stock are currently exercisable.
Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.
Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the methods for recognition of cost of plans similar to those of the Company. In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Capital Bancorp, Inc. has applied this SFAS for the three months ended March 31, 2006, and the impact to earnings was $14,000 for the period then ended. There was no impact to either primary earnings per share or diluted earnings per share. The pro forma results for the three months ended March 31, 2006 and 2005 are shown in the following table:

	March 31
	2006	2005

Total expense recognized related to vesting of stock options, net of tax	$14	—

Total pro forma effect of expensing stock options, net of tax	$—	19

Earnings per Common Share
Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” set forth uniform standards for computing and presenting earnings per share. The computation of basic

CAPITAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)
earnings per share is based on the weighted average number of common shares outstanding during the period. For the Company the computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31
(In Thousands, except share amounts)	2006	2005

Basic EPS Computation:
Numerator — income available to common Shareholders	$982	811

Denominator — weighted average number of common shares outstanding	3,509,638	3,461,044

Basic earnings per common share	$0.28	0.23

Diluted EPS Computation:
Numerator — income available to common Shareholders	$982	811

Denominator:
Weighted average number of common shares outstanding	3,509,638	3,461,044
Dilutive effect of stock options	144,970	140,864

	3,654,608	3,601,908

Diluted earnings per common share	$0.27	0.23

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Item 2:Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of factors that affect liquidity, capital and the results of operations.
Forward-Looking Statements
     Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be, or prove to be, inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as “expect,” “anticipate,” “intend,” “plan” “consider,” “believe,” “should,” “estimate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Any system (such as the system for identifying loan losses) is subject to inherent risks and to unanticipated events. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, changes in the legislative and regulatory environment, including compliance with the Sarbanes Oxley Act of 2002, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation, and specifically disclaims any intention, to publish revised forward-looking statements or reports to reflect the occurrence of changes or of unanticipated events, circumstances, or results.
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

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
     Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to manage the size of its loan portfolio to approximately 80% of total assets; however, the quality of lending opportunities as well as the desired loan to asset ratio will determine the size of the loan portfolio. At March 31, 2006 and 2005 the ratio of net loans to assets was 83.2% and 79.4%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which adjusts to swings in interest rates. The Company’s policy is to have a diverse loan portfolio not dependent on any particular market or industrial segment.
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

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
Capital Resources, Capital and Dividends
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 6.1% at March 31, 2006 and 6.0% at December 31, 2005, respectively. Total assets increased 2.4% during the three months ended March 31, 2006. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2006 was 13.7% compared to 12.4% for the comparable period in 2005. The Company’s capital at March 31, 2006 of $29,794,000 results from beginning capital of $28,612,000 plus net earnings of $982,000, plus $14,000 from stock option compensation, minus the increase in unrealized losses on available-for-sale securities of $106,000 plus proceeds of $230,000 related to the exercise of stock options and $62,000 related to the Company’s Employee Stock Purchase Plan’s quarterly stock purchase.
     The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its subsidiaries must maintain a Tier 1 capital to risk-based assets ratio of at least 4.00%, a total risk-based capital to risk-based assets ratio of at least 8.00% and a leverage capital ratio, defined as Tier 1 capital to adjusted total average assets for the most recent quarter, of at least 4.00%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions that are not adequately capitalized. The Company and its consolidated subsidiaries have a Tier 1 risk-based capital ratio of 9.54%, a total risk-based capital ratio of 11.95% and a leverage capital ratio of 8.02%, and were therefore within the “well capitalized” category under the regulations. The comparable ratios at March 31, 2005 were 8.40%, 9.60% and 7.02%, respectively. The increase in the capital ratios from 2005 to 2006 is primarily attributable to the impact from the issuance of trust preferred securities in June of 2005.
     In view of the continued growth of the Company, the Company continues to study various alternatives for increasing its capital, in addition to the increase resulting from its earnings. Among other means for raising additional capital to support anticipated future growth, the Company is considering such alternatives as a rights offering to current holders, the sale of additional trust preferred securities, an additional public or private offering of its securities, or some combination of these methods. Presently, the Company has not finalized its plans, and its ultimate decision may be quite different from those disclosed in this paragraph.
     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $500 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at March 31, 2006.
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
Competitive Market
     The Company is located in a very competitive market area and faces competition from large and small financial institutions as well as non-financial institutions such as insurance companies and brokerage firms. Bank competition consists of super-regional as well as regional banks moving into the area, de novo institutions entering the market and existing community banks vying for market share. In addition, the Company now competes globally in a non-

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
traditional market where customers can either deposit or borrow funds through the use of the Internet on not only a local, but worldwide market.
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
     The Company considers its major competition to be the super regional-banks such as Bank of America, AmSouth and SunTrust. These companies have heavy market share and offer a wide range of services; however, Management believes the Company has advantages in building better customer relationships and in being able to react more quickly than the larger institutions to customers’ changing needs.
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
Focus on Retail Side
     The Company added an experienced senior level retail administrator during April 2006. Shifting organizational responsibilities will promote a structure for core deposit growth in conjunction with enhanced consumer loan development. Additionally, the branch system will be augmented with personal bankers at each location whose primary focus will be consumer retail account development.
Real Estate Driven
     By design, the Company has a high concentration of residential and commercial real estate loans. During the early years of the Company’s development, focus was on small business and residential real estate loans which were typically maturing in three to five years. Historically the Company’s consumer loans have averaged around 5% of its portfolio. During the fourth quarters of 2002 and 2003, the Company hired two Senior Level Commercial Real Estate Loan Officers to develop commercial construction lending. Since that time, the Company has experienced significant growth in commercial real estate loans and has increased variable rate loans associated with this type of lending.
     The liquidity of the Company’s loan portfolio is such that the current monthly principal payments on loans would repay the entire loan portfolio in less than 18 months. This primarily reflects the cyclical nature of real estate and construction lending. Charged-off loans in particular years have been loan- and customer-specific as opposed to economic or business cycle downturns.

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Real Estate Cycle
     On a national scale, economists are concerned that the real estate market has peaked and is entering a cooling off period. Market prices in such areas as California, Florida and Nevada are beginning to reflect the normalization of prices rather than double-digit market value appreciation they have experienced over the last several years. In these areas, homeowners and speculative builders are no longer experiencing quick property turnover with lucrative gains. Homes are staying on the market for longer periods of time as well.
     While the local housing market continues to thrive, the Company has noticed that the number of days on the market to sell is edging up slightly. Housing inventories, primarily high-end homes, have begun to increase. Builders who have typically pre-sold their houses are now converting their construction loans to permanent financing. Current home sales, however, still remain above the 2005 levels.
     In addition, the real estate market is impacted by interest rates, which currently remain uncertain. Interest rates continued to rise during the first quarter of 2006, with the Federal Reserve Bank increasing its prime rate twice during the first three months of 2006, for a total of 0.50% increase as of March 31, 2006. Some economists speculate that there could be one or more additional increases during the first half of the year.
Minimizing Risks Related to Loans
     The Company’s loan officers have very limited individual lending authority. This helps reduce the risks associated with loan losses. Large loans are approved by either the Senior Loan Committee or the Credit and Finance Committee. The Senior Loan Committee consists of senior credit underwriters within the Company who average 20 years of lending experience. The Credit and Finance Committee consists entirely of Directors of the Company. The Company is diligent in ensuring that risks related to loan losses are minimized.
Diversifying the Loan Portfolio
     As stated earlier, the Company has concentrated on residential and commercial real estate lending. The Company plans to expand and further diversify the loan portfolio through commercial and industrial lending. Focus on hiring experienced commercial lenders should enable the Company to increase the commercial loan portfolio with asset-based loans. Relationships with commercial loan customers will open opportunities for increasing commercial demand deposits with these customers as well.
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

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
Bank Secrecy Act Compliance
     Capital Bancorp, Inc. is subject to numerous federal and state laws, rules and regulations, and compliance with these legal requirements is mandatory. One significant and developing area of law involves Homeland Security and the Bank Secrecy Act. The Company currently believes that its systems are adequate to meet its compliance needs with respect to these and other regulations; however, compliance with the Bank Secrecy Act may prove expensive to the Company in the near-term and in the long-term. Management cannot at this time quantify the costs of compliance or the expense of inadvertent non-compliance.
Company Strengths
Thriving Local Economy
     The Company is located in a diverse local economy where the commercial real estate market continues to thrive. According to Expansion Management’s 2005 “America’s 50 Hottest Cities” ranking, Nashville, Tennessee was ranked No.1. The Nashville area is strategically

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
located within 650 miles of 50% of the nation’s population. The area is a transportation hub with excellent access to any part of the country. Since the development of Partnership 2000, a regional economic development initiative, more than 350 companies have relocated their corporate headquarters to Nashville. In 2005, Nissan Automotives announced they are moving their corporate headquarters to Williamson County. Initially, their headquarters will be located in downtown Nashville until their facilities can be built in Williamson County. Capital Bancorp will have branches located close to both of these sites. With such a thriving local economy, Management believes there will be many opportunities for growth but recognizes there will be challenges from competition in the form of a number of financial institutions that have either existing branch locations or plans to move into the Middle Tennessee area.
Technological Advances within the Organization
     During May 2006, the Company introduced remote deposit capture to select commercial customers. This will enable creditworthy commercial customers to process non-cash items from the convenience of their business locations. Management believes this will enable the bank to attract new deposit accounts from commercial customers while reducing errors, courier costs and processing times.
     The Company also plans to introduce electronic branch capture. This will enable each of the Company’s branches to electronically transmit customer deposit information rather than physically delivering the items for processing. This will also reduce potential errors, shorten processing times and reduce courier expenses.
     The Company’s Commercial Services Team has selected a customer profitability system that is expected to be implemented by the end of the second quarter 2006. This system will enable Executive Management to better analyze and identify the overall profitability of the Company’s customer relationships. Software management tools will assist in further developing individual customer relationships to enhance overall profitability.
     Also during 2006, the Company plans to enhance its ATM/Debit card program to reduce the inherent risks associated with the service. It will provide better customer service by using real time information. Processing times will also be improved.
     The IT Department hired an Electronic Banking Administrator during January of 2006 who is also certified as an Accredited ACH Professional. In addition, the IT Department plans to hire a Network Administrator during 2006 to meet the growing complexities on the Company’s technological infrastructure.
Results of Operations
     Net earnings were $982,000 for the three months ended March 31, 2006 as compared to $811,000 for the same period in 2005. The increase in earnings is the result of continued growth in the earning assets of the Company, especially in the Company’s loan portfolio.

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

	Three Months Ended
	March 31
			Percent
	2006	2005	Increase
Interest income	$8,316	5,577	49.11
Interest expense	3,878	2,095	85.11

Net Interest Income	4,438	3,482	27.46
Provision for possible loan losses	428	339	26.25

Net interest income after provision for possible loan losses	4,010	3,143	27.59
Non-interest income	628	467	34.48
Non-interest expense	3,124	2,362	32.26

Earnings before income taxes	1,514	1,248	21.31
Income taxes	532	437	21.74

Net earnings	$982	811	21.09

     Net Interest Income. As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during a period of volatility in interest.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $2,739,000 or 49.1% during the three months ended March 31, 2006 as compared to the same period in 2005. The ratio of average earning assets to total average assets was 96.6% for the quarter ended March 31, 2006 and 95.8% for the quarter ended March 31, 2005. The increase in interest income resulted primarily from an increase in the interest income recorded on loans due to increased loan volume and a slight increase in interest rates.
     Interest expense increased by $1,783,000 for the three months ended March 31, 2006 or 85.1% to $3,878,000 compared to $2,095,000 for the same period in 2005. Such increases in interest expense can be attributable primarily to an increase in average interest-bearing liabilities combined with increasing rates in the Company’s very competitive market.
     The foregoing resulted in net interest income of $4,438,000 for the three months ended March 31, 2006, for an increase of $956,000 or 27.5%, compared to the same period in 2005. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.91% for the three months ended March 31, 2006 compared to 3.87% for the same period in 2005. According to certain economists, interest rates are expected to increase somewhat or remain relatively stable for the remainder of 2006. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2006 to maintain a satisfactory net interest margin.
     Provision for Possible Loan Losses. The provisions for possible loan loss were $428,000 and $339,000 for the first three months of 2006 and 2005, respectively. The increase in the provision in 2006 was primarily due to the increase loan volume in 2006 compared with 2005. The provision for loan losses is based on past loan experience and other factors, which, in

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
management’s subjective judgment, deserve current recognition in estimating possible loan losses. See “Critical Accounting Estimates” below for a further discussion of the allowance for possible loan losses.
     Non-Interest Income. Non-interest income increased $161,000 or 34.5% to $628,000 during the three months ended March 31, 2006 compared to $467,000 for the same period in 2005. The increase in 2006 was due to increased gains on sales of loans and increased service charges on deposit accounts during the first quarter of 2006 as compared to 2005. Also, the CBT Investment Services which was introduced during the fourth quarter of 2005, generated $16,000 of income during the quarter end March 31, 2006.
     Non-interest expense increased $762,000 or 31.7% to $3,124,000 during the first three months of 2006 compared to $2,362,000 during the same period in 2005. The increase in 2006 was due to increases in salaries and employee benefits, occupancy expense and in other operating expenses related to the growth of the Company. Since March 31, 2005 the Company has increased its number of full-time equivalent employees from 83 to 106. During that period of time, the Company leased an additional space of approximately 9,100 square feet adjacent to its main office location for corporate administration and expects to open a new branch location in Williamson County, Tennessee in the fall of 2006. Opening new branches typically results in an increase of non-interest expenses associated with employee and occupancy costs. The Company’s efficiency ratio (non-interest expense as a percentage of the sum of net interest income and non-interest income) was 61.18% for three months ended March 31, 2006 as compared to 59.77% for the same period in 2005. Many analysts view the efficiency ratio as a measure of the amount of expense that is incurred to generate a dollar of revenue.
     Income Taxes. Income taxes were $532,000 for the first quarter of 2006 as compared to income taxes of $437,000 for the first quarter of 2005 due to increased earnings this year. The effective tax rate remained stable at 38.0%.
Financial Condition
     The Company’s total assets increased 2.4% to $485,313,000 at March 31, 2006 from $473,894,000 at December 31, 2005.
     Loans. Loans, net of allowance for possible loan losses, totaled $403,587,000 at March 31, 2006, a 4.8% increase compared to $385,098,000 at December 31, 2005. The net increase in loans was primarily composed of a 5.7% increase in real estate mortgage loans and a 14.2% increase in real estate construction loans.
     The following schedule details the loans of the Company at March 31, 2006 and December 31, 2005:

	(In Thousands)
	March 31,	December 31,
	2006	2005
Commercial, financial & agricultural	$167,907	168,285
Real estate – construction	100,607	88,118
Real estate – mortgage	136,439	129,107
Consumer	5,140	4,906

	$410,093	390,416

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     Investment Securities. Securities, net of market valuation adjustments, decreased 1.0% from $57,040,000 at December 31, 2005 to $56,505,000 at March 31, 2006. At March 31, 2006 the market value of the Company’s securities portfolio was less than its amortized cost by $1,288,000 (2.2%). At December 31, 2005 the market value of the Company’s securities portfolio was less than its amortized cost by $1,116,000 (2.0%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at March 31, 2006 was 4.36%. The Company has an extremely conservative approach to investments. As of March 31, 2006, the Company does not have any permanent impairment related to investments. All investments contained in the portfolio are government grade with no corporate bonds. Approximately 43% of the portfolio consists of mortgage-backed securities. Management believes the Company may experience a slow down of related cash flows if interest rates rise drastically. The estimated duration of the investment portfolio is 2 years and 11.2 months and 3 years and 0.8 months for March 31, 2006 and March 31, 2005, respectively.
     The Company applies the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:
•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

All the Company’s securities are classified as available-for-sale.

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and other U.S. government agencies and Corporations	$20,929	20,527	$20,941	20,556
Obligations of states and political subdivisions	11,781	11,627	11,058	10,914
Mortgage-backed securities	25,083	24,351	26,157	25,570

	$57,793	56,505	$58,156	57,040

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2006 which would be required to be

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     In addition, the Bank has invested in bank owned life insurance (“BOLI”) policies to finance certain proposed employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research, BOLI is a widely used tool intended to benefit the Bank and to enable the Bank to provide cost-effective benefits for employees. The Bank treats BOLI life insurance products as bank investments. Presently, the Bank has invested $2,315,000 in these policies, which earned $27,000 for the Bank during the first quarter of 2006 (a 4.7% annualized rate of return).
     Total liabilities increased by 2.3% to $455,519,000 for the three months ended March 31, 2005 compared to $445,282,000 at December 31, 2005. This primary components of this increase were a $9,512,000 increase in total deposits during the three months ended March 31, 2006, a $2,082,000 increase in advances from the Federal Home Loan Bank and a $1,104,000 decrease in securities sold under agreement to repurchase.
     The increase in assets in the first quarter of 2006 as mentioned earlier was funded primarily by increases in deposits. Total deposits increased from $378,670,000 at December 31, 2005 to $388,182,000 at March 31, 2006 representing an increase of 2.5%. The Company experienced the largest amount of growth in deposits related to time deposits which increased $18,788,000, or 9.2%, from $204,588,000 at December 31, 2005 to $223,376,000 at March 31, 2006. The significant increase in time deposits resulted from the Company’s offering competitive rates on its time deposits during the period. Offsetting the increase in time deposits, demand deposit accounts decreased $5,091,000 or 12.4%, money market deposit accounts decreased $2,892,000, or 4.9%, and NOW accounts decreased $743,000, or 4.5%. Securities sold under repurchase agreements increased $1,104,000 during the first quarter of 2006 and advances from Federal Home Loan Bank increased $2,082,000.
Critical Accounting Estimates
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
     A loan is deemed to be impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     The Company’s first mortgage single-family residential, consumer and other revolving credit plans, which total approximately $90,704,000, $4,414,000 and $490,000, respectively at March 31, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on non-accrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on non-accrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is no longer in doubt. At March 31, 2006, the Company had non-accrual loans totaling $314,000 as compared to $427,000 at December 31, 2005, representing 0.08% and 0.11% of total loans, respectively.
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
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2006, the Company had $1,061,000 in loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at March 31, 2006 and December 31, 2005 were as follows:

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

	March 31, 2006		December 31, 2005
		Allowance		Allowance
	Recorded	For	Recorded	For
(In Thousands)	Investment	Loan Loss	Investment	Loan Loss
Impaired loans with allowance for loan loss	$554	127	$519	130

Impaired loans with no allowance For loan loss	507	—	556	—

	$1,061	127	$1,075	130

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the three months ended March 31, 2006 and 2005 was $1,068,000 and $600,000, respectively. There was no interest income recognized on these loans for the period that such loans were impaired.
The following schedule details selected information as to non-performing loans of the Company at March 31, 2006:

	March 31, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate – mortgage	$256	214	$321	287
Real estate – construction	—	30	—	56
Consumer loans	51	34	5	34
Commercial	265	36	13	50

	$572	314	$339	427

Renegotiated loans	$65	7	$68	7

     The Company’s allowance for loan losses at March 31, 2006 was $4,966,000 as compared to $4,604,000 at December 31, 2005. Non-performing loans amounted to $886,000 at March 31, 2006 as compared to $766,000 at December 31, 2005. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans past due. Net charge-offs totaled $77,000 for the first quarter of 2006 and $78,000 for the same period in 2005. Recoveries amounted to $11,000 for the first quarter of 2006 and $22,000 for the same period in 2005. The provision for possible loan losses was $428,000 in for the first quarter of 2006 and $339,000 for the first quarter of 2005. The net charge-offs for these periods are considered by management to be reasonable.
     The allowance for possible loan losses at March 31, 2006 represents 1.2% of total loans outstanding. At December 31, 2005, the allowance for possible loan losses also represented 1.2% of total loans outstanding. Management has in place a system to identify and monitor problem loans. A formal review is prepared quarterly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment,

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors. Management believes the allowance for possible loan losses at March 31, 2006 to be adequate.
Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
Balance, January 1, 2006 and 2005, respectively	$4,604	3,503
Add (deduct):
Losses charged to allowance	(77)	(78)
Recoveries credited to allowance	11	22
Provision for loan losses	428	339

Balance, March 31, 2006 and 2005, respectively	$4,966	3,786

     The provision for loan losses was $428,000 and $339,000 for the first three months of 2006 and 2005, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.
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
     The following table presents total internally graded loans as of March 31, 2006 and December 31, 2005:

	March 31, 2006 (in thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$1,641	434	1,207	0
Real estate mortgage	1,154	236	902	16
Real estate construction	30	30	0	0
Consumer	217	18	111	88

	$3,042	718	2,220	104

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

	December 31, 2005 (in thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$1,741	494	1,244	3
Real estate mortgage	1,467	229	1,148	90
Real estate construction	0	0	0	0
Consumer	148	16	73	59

	$3,356	739	2,465	152

     The collateral values at March 31, 2006, based on estimates received by management, securing these loans total approximately $4,451,000 ($2,573,000 related to real property and $1,878,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.
     Residential real estate loans that are graded substandard totaling $902,000 and $1,148,000 at March 31, 2006 and December 31, 2005 consist of 13 and 21 individual loans, respectively that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans are anticipated by management.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and Agricultural	$2,378	40.9%	$2,298	43.1%
Real estate construction	917	24.5%	731	22.6%
Real estate mortgage	1,386	33.3%	1,282	33.1%
Consumer	285	1.3%	293	1.2%

	$4,966	100.0%	$4,604	100.0%

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

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market deposit accounts generally require higher costs than savings accounts.
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
     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
factors. Securities totaling approximately $5.2 million (9.1% of the portfolio) are presently scheduled to mature or reprice within the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. Over the past 12 months, the loan portfolio has averaged about $21.4 million per month in principal payments alone, providing a significant source of liquidity. At March 31, 2006, loans of approximately $245.1 million (60.7% of the portfolio) either will become due or will be subject to rate adjustments within 12 months from the respective date. Emphasis is placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $90.7 million (40.6% of the total time deposit portfolio) will mature or could reprice during the next twelve months. The Company’s deposit base increased approximately $9.5 million during the quarter ended March 31, 2006. The increase in deposits consists of a $5.8 million decrease in transactional accounts, a $3.5 million decrease in savings and money market deposits accounts and an $18.8 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $48.9 million at March 31, 2006 from $46.9 million at December 31, 2005.
     Historically, there has been no significant reduction in immediately-withdrawable accounts such as negotiable order of withdrawal (NOW) accounts, money market demand accounts, demand deposits and regular savings accounts. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience. A reduction in, or a failure to increase, the interest rate paid on these accounts could have an impact on the level of these accounts.
     It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has branches in Sumner and Davidson Counties and expects to have another full service branch location open in Williamson County in early fourth quarter 2006 and expects these locations to have a favorable impact on the deposit base. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.
     In addition, during 2005 the Company issued approximately $12,000,000 in trust preferred securities to help fund liquidity and capital needs.
     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.
Off Balance Sheet Arrangements
     At March 31, 2006, the Company had unfunded loan commitments outstanding of $ 106.6 million and outstanding standby letters of credit of $3.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
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
FORM 10-Q CONTINUED
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
     There are no known material changes in reported market risks during the three months ended March 31, 2006 known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
          Because the Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, the Company is subject to certain requirements of the Sarbanes-Oxley Act of 2002 (SOX). Under SOX, the Public Company Accounting Oversight Board has imposed significant internal procedures, internal controls, and other requirements on public companies such as the Company, and compliance with these requirements may prove expensive to the Company.
          There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          There have been no material developments during the quarter with respect to any material pending legal proceedings outside ordinary routine litigation incidental to the Company’s business.
Item 1A. Risk Factors
          There are no changes in risk factors applicable to the Company from those set forth in Section 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2005, which readers are urged to review.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
(a)	Not applicable

(b)	Not applicable.

(c)	The Issuer did not repurchase any of its shares during the first quarter of 2006.

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
Item 4. Submission Of Matters To A Vote Of Security Holders
          There were no matters submitted to a vote of security holders during the fiscal quarter ended March 31, 2006.
Item 5. Other Information
(a)	Not applicable.

(b)	Not applicable.
Item 6. Exhibits
(1)	Exhibits 31.1 and 31.2 consist of Rule 13a-14 and 15d-14 certifications.

(2)	Exhibit 32 consists of Section 1350 certifications.

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC

(Registrant)

DATE: May 11, 2006	/s/ R. Rick Hart

R. Rick Hart, Chairman, President and Chief Executive Officer

DATE: May 11, 2006	/s/ Sally P. Kimble

Sally P. Kimble, Executive Vice President and
Chief Financial Officer