Form 10-Q
period 2006-06-30
CAPITAL BANCORP INC
filed 2006-08-11
CIK 1136303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
YES ☒                   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐             Accelerated filer ☐             Non-Accelerated Filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                   NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 3,540,565 shares at August 11, 2006

CAPITAL BANCORP, INC.

Part 1: Financial Information
Item 1. Financial Statements
The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:
Consolidated Balance Sheets — June 30, 2006, and December 31, 2005.
Consolidated Statements of Earnings — For the three months and six months ended June 30, 2006, and 2005.
Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2006, and 2005.
Consolidated Statements of Cash Flows — For the six months ended June 30, 2006, and
2005.
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
Item 6. Exhibits
Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 96 CERTIFICATIONS OF THE CEO & CFO

PART I: FINANCIAL INFORMATION
CAPITAL BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30,	December 31,
(In Thousands, except share amounts)	2006	2005
Assets:
Cash and due from banks, including reserve requirements of $1,041, and $883, respectively	$9,698	$11,022
Federal funds sold	2,425	25

Cash and cash equivalents	12,123	11,047
Securities available-for-sale	59,043	57,040
Loans, net	420,103	385,098
Premises and equipment, net	5,216	5,200
Accrued interest receivable	2,263	2,142
Bank owned life insurance	7,847	4,773
Other assets	7,086	8,594

Total Assets	$513,681	$473,894

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$40,483	$41,004
Interest bearing demand	15,861	11,406
Savings (includes Money Market Deposit Accounts)	107,661	121,672
Time	111,034	96,950
Time, over $100,000	142,985	107,638

Total deposits	418,024	378,670
Federal Home Loan Bank advances	45,197	46,861
Junior subordinated debentures	12,372	12,372
Other liabilities	7,522	7,379

	65,091	66,612

Total liabilities	483,115	445,282

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized; 3,537,965 and 3,482,495 shares issued and outstanding	14,824	14,347
Retained earnings	16,955	14,954
Accumulated other comprehensive income	(1,213)	(689)

Total stockholders’ equity	30,566	28,612

Total Liabilities and Stockholders’ Equity	$513,681	$473,894

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except per share amounts)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$8,494	$5,742	$16,171	$10,707
Interest on investment securities:
U.S. Government agencies	242	171	428	349
State, county and municipal	109	81	210	155
Mortgage backed securities	275	324	561	646
Other interest	66	60	132	98

Total interest income	9,186	6,378	17,502	11,955
Interest expense:
Interest on deposits:
Demand	26	22	51	34
Savings	917	496	1,777	860
Time	2,631	1,435	4,856	2,617
Interest on FHLB and other borrowings	856	653	1,624	1,190

Total interest expense	4,430	2,606	8,308	4,701

Net interest income	4,756	3,772	9,194	7,254
Provision for loan losses	414	441	842	780

Net interest income after provision for loan losses	4,342	3,331	8,352	6,474
Other income:
Service charges on deposit accounts	319	271	641	534
Mortgage origination fees	129	215	316	326
Gain on call of securities	—	3	—	5
Miscellaneous	122	92	241	183

Total other income	570	581	1,198	1,048
Other expenses
Salaries and employee benefits	2,093	1,563	3,993	3,011
Occupancy	294	237	564	435
Other operating	882	840	1,837	1,556

Total other expenses	3,269	2,640	6,394	5,002

Earnings before income taxes	1,643	1,272	3,156	2,520
Income taxes	623	445	1,155	882

Net earnings	$1,020	$827	$2,001	$1,638

Basic earnings per share	$0.29	$0.24	$0.57	$0.47
Diluted earnings per share	$0.28	$0.23	$0.55	$0.45
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Net earnings	$1,020	$827	$2,001	$1,638

Other comprehensive earnings (losses) net of tax:
Unrealized gains (losses) on investment securities available-for-sale during period, net of taxes/ (benefit) of ($259), $215, ($325) and ($87), respectively	(418)	350	(524)	(137)
Reclassification adjustment for gains included in net earnings, net of taxes of $2 for each period	—	(3)	—	(3)

Other comprehensive earnings (losses)	(418)	347	(524)	(140)

Comprehensive earnings (losses)	$602	$1,174	$1,477	$1,498

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

(In Thousands)	2006	2005
Cash flows from operating activities:
Net earnings	$2,001	$1,638
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	294	220
Provision for loan losses	842	780
Gain on sale of securities available-for-sale	—	(5)
Net gain on sale of loans	(318)	(326)
Increase in CSV of life insurance	(74)	(81)
Loss on sale of other real estate	—	(6)
Increase in accrued interest receivable	(121)	(192)
Compensation expense related to stock options and employee stock purchase plan	111	—
Change in:
Other assets	1,688	(1,160)
Other liabilities	471	12,668

Net cash provided by operating activities	4,894	13,536

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available-for-sale	3,822	9,255
Purchases of securities available-for-sale	(6,675)	(6,728)
Net change in loans	(59,692)	(70,264)
Proceeds from sale of loans	24,163	21,591
Proceeds from sales of premises and equipment	(310)	(816)
Purchase of restricted equity securities	(180)	(204)
Investment in bank owned life insurance	(3,000)	—
Capital expenditures for other real estate	—	(10)
Proceeds from sales of other real estate	—	19

Net cash used by investing activities	(41,872)	(47,157)

Cash flows from financing activities:
Net change in deposits	39,352	48,650
(Repayment) proceeds from Federal Home Loan Bank advances	(1,664)	6,581
Decrease in other borrowings	—	(18,936)
Employee stock purchases	104	36
Exercise of stock options	262	32

Net cash provided by financing activities	38,054	36,363

Change in cash and cash equivalents	1,076	2,742
Cash and cash equivalents at beginning of year	11,047	5,689

Cash and cash equivalents at end of year	$12,123	$8,431

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2006 and 2005
(Unaudited)

(In Thousands)	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,561	$4,966
Income taxes	$1,486	$1,225
Non-cash investing and financing activities:
Loans to facilitate sales of other real estate	$—	$380
Change in unrealized gains on securities available-for-sale, net of tax	$(524)	$(140)
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Capital Bancorp, Inc. is a registered bank holding company headquartered in Nashville, Tennessee. It offers extensive and service-intensive financial products and services through its subsidiary, Capital Bank & Trust Company (Bank), which is a state chartered bank that began operations on May 25, 1994. The Bank provides full banking services. As a state chartered bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by The Bank is Davidson and surrounding counties of Middle Tennessee. Services are provided at the main office in Nashville, Tennessee and five branches.
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
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2006, and December 31, 2005, and the results of operations for the three and six months ended June 30, 2006, and 2005, comprehensive earnings for the three and six months ended June 30, 2006, and 2005, and changes in cash flows for the six months ended June 30, 2006, and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2005, Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to prior period numbers to conform to current period presentation.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported
See accompanying notes to consolidated financial statements (unaudited)

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for possible loan losses and the valuation of debt and equity securities and the related deferred taxes.
Stock Option Plan
In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 1,000,000 shares of the Company’s stock. At June 30, 2006, the Company has outstanding options to purchase 314,759 shares of its common stock, of which options for 198,811 shares of the Company’s common stock are currently exercisable.
Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.
Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the methods for recognition of cost of plans similar to those of the Company. In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options and the Employee Stock Purchase Plan (ESPP). The substance of the revised statement is to require companies to record as an expense the fair market value of stock options determined as of the grant date over the vesting period and the purchase price discount within the ESPP. The offsetting credit is to common stock unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Capital Bancorp, Inc. has applied this SFAS for the six months ended June 30, 2006, and the pre-tax impact to earnings was $111,000 for the period then ended, of which $59,000 was recorded for the three months ended June 30, 2006. The pro forma results for the periods ended June 30, 2005, are shown in the following table:

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2005	June 30, 2005
Net income as reported	$827	$1,638
Tax pro forma effect of expensing stock Options, net of tax	(21)	(40)

Pro forma net income	$806	$1,598

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2005	June 30, 2005
Earnings per share as reported:
Basic	$0.24	$0.47
Diluted	0.23	0.45
Proforma earnings per share:
Basic	0.23	0.46
Diluted	0.22	0.44
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
The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2006, and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except share amounts)	2006	2005	2006	2005
Basic EPS Computation:
Numerator — income available to common shareholders	$1,020	$827	$2,001	$1,638

Denominator — weighted average number of common shares outstanding	3,530,850	3,464,658	3,520,303	3,462,861

Basic earnings per common share	$0.29	$0.24	$0.57	$0.47

Diluted EPS Computation:
Numerator — income available to common shareholders	$1,020	$827	$2,001	$1,638

Denominator — weighted average number of common shares outstanding	3,530,850	3,464,658	3,520,303	3,462,861
Dilutive effect of stock options	117,501	142,470	118,039	145,695

	3,648,351	3,607,128	3,638,342	3,608,556
Diluted earnings per common share	$0.28	$0.23	$0.55	$0.45

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a more complete discussion of factors that affect liquidity, capital and the results of operations.
Forward-Looking Statements
     Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be, or prove to be, inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as “expect,” “anticipate,” “intend,” “plan,” “consider,” “believe,” “should,” “estimate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Any system (such as the system for identifying loan losses) is subject to inherent risks and to unanticipated events. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, changes in the legislative and regulatory environment, including compliance with the Sarbanes Oxley Act of 2002, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation, and specifically disclaims any intention, to publish revised forward-looking statements or reports to reflect the occurrence of changes or of unanticipated events, circumstances, or results.
General
     The Company owns 100% of Capital Bank & Trust Company (the “Bank”), a community bank headquartered in Nashville, Tennessee serving Davidson, Sumner, Williamson and Wilson
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Counties, and surrounding counties as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that its market area offers an environment for continued growth, and the Company’s target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit, and loans for consumer, commercial and real estate purposes. Deposit instruments in the form of demand deposits, money market savings and certificates of deposit are offered to customers to establish the Company’s core deposit base.
     Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to manage the size of its loan portfolio to approximately 80% of total assets; however, the quality of lending opportunities as well as the desired loan to asset ratio will determine the size of the loan portfolio. At June 30, 2006, and 2005, the ratio of net loans to assets was 81.8% and 79.7%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which adjusts to swings in interest rates. The Company’s policy is to have a diverse loan portfolio not dependent on any particular market or industrial segment.
Critical Accounting Policies
     The accounting principles we follow and our methods of applying those principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan and lease losses (“ALLL”), we have made judgments and estimates which affect our financial position and results of operations.
     Management uses various means to monitor the performance and risk profile of the loan portfolio. A monthly analysis is performed which monitors growth, payment volumes, delinquencies and many other factors. Trends are monitored for each measured component. Additionally, management monitors documentation exceptions, migration of risk ratings, credit concentrations and other factors on an ongoing basis.
     Management reviews loans on an ongoing basis to monitor credit quality. Annual reviews are conducted on those loan relationships which management considers material. Problem loans are reviewed more frequently. A Loan Review Committee meets twice monthly to review selected loan relationships. The activities of the Loan Review Committee are subsequently reported to the Audit Committee.
     Management assesses the adequacy of and calculates the ALLL on a quarterly basis. A monthly addition to the loan loss provision is determined quarterly and adjusted in the event of higher than expected loan losses in order to maintain an adequate ALLL. The ALLL consists of the following categories: (1) an allocated amount based upon reviews of individual loans which determine specific estimated losses of such loans, (2) an allocated amount based upon classified
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
loans which have specifically identified credit exposure and anticipated loss exposure based upon historical experience or comparative experience of peer group banks, (3) an allocated amount based upon loans identified by type but not classified and with allocations of ALLL for such loans calculated based upon historical experience, comparative experience, and other selected criteria as determined by management, and (4) a general reserve amount representative of potential losses anticipated from risks inherent to our loan portfolio and risks resulting from management decisions and initiatives to enhance growth and profitability of the loan portfolio and the bank.
     We establish the allocated amount separately for three different risk groups: (1) loans, both classified and unclassified, which are specifically reviewed and a specific estimated loss determined for each loan so reviewed, (2) classified loans and watch list loans which are not reviewed but which are assigned loan loss reserves based upon the risk rating of such loans, and (3) unclassified loans which are allocated a loan loss reserve by loan type. Each loan is assigned a risk rating grade based upon specific definitions of each risk rating. The risk rating for each loan is determined by management at the loan’s inception and changed as the risks associated with each loan change during the term of the loan. Ongoing assessments of the appropriate risk rating for each loan are made by the loan officer assigned to the loan, independent loan reviews, discussions with banking regulators, and management. By policy, on any future re-negotiated loans which are impaired, we will estimate losses based upon forecasted cash flows discounted at the loan’s original effective interest rate or the underlying collateral value.
     The general reserve amount is an additional amount added to the ALLL in order to provide an adequate amount to accommodate anticipated losses. Its calculation is not as specific as with the allocated amounts but it is determined based upon certain risks which are either inherent to our loan portfolio or risks which are elevated as a result of management decisions and initiatives to enhance the growth and profitability of the loan portfolio and the bank. Inherent risks include changes in the national or local economy, the location of the bank in a single trade area which limits the bank’s ability to spread its geographical risks, the time gap between the occurrence of adverse financial circumstances with our borrowers and the delivery of financial statements to the bank (annual delivery to bank in most cases), changes in banking laws and regulations, and the depth and experience of the lending staff. Risks associated with management decisions and initiatives include (a) a relatively high concentration of commercial real estate loans to total capital as defined by U. S. Treasury in guidelines dated January 13, 2006, (b) initiative to increase residential construction and commercial real estate lending, (c) CRA lending initiatives, (d) higher average loan amounts over the past two years, (e) increased numbers and dollar amounts of borrowing relationships who are indebted to the bank for amounts greater than 10% of the bank’s total capital, and (f) new electronic based products which add to the risk of loss to the bank, including remote deposit capture, business and consumer debit cards, and electronic funds transfer services. We determine the general reserves based upon an assessment of the above risk factors and management’s judgment.
     We test the resulting ALLL calculation by comparing it to the current balance in the loan loss allowance account, historical trends, and peer information. Management then evaluates the results of the procedures performed, including the results of our testing, and decides on the sufficiency of the ALLL in its entirety. In the first month of each quarter, the Board of Directors
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
reviews the prior quarter’s ALLL and approves the current quarter’s ALLL including the monthly loan loss provision.
Capital Resources, Capital and Dividends
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 5.9% at June 30, 2006, and 6.0% at December 31, 2005, respectively. Total assets increased 8.4% during the six months ended June 30, 2006. The annualized rate of return on stockholders’ equity for the six months ended June 30, 2006, was 13.6% compared to 12.6% for the comparable period in 2005. The Company’s capital at June 30, 2006, of $30,566,000 results from beginning capital of $28,612,000 plus net earnings of $2,001,000 plus $111,000 from stock option compensation, less the increase in unrealized losses on available-for-sale securities of $524,000 plus proceeds of $262,000 related to the exercise of stock options and $104,000 related to the Company’s Employee Stock Purchase Plan’s quarterly stock purchase.
     The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States government to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its subsidiaries must maintain a Tier 1 capital to risk-based assets ratio of at least 4.00%, a total risk-based capital to risk-based assets ratio of at least 8.00% and a leverage capital ratio, defined as Tier 1 capital to adjusted total average assets for the most recent quarter, of at least 4.00%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions that are not adequately capitalized. The Company and its consolidated subsidiaries have a Tier 1 risk-based capital ratio of 9.6%, a total risk-based capital ratio of 11.9% and a leverage capital ratio of 7.5%, and were therefore within the “well capitalized” category under the regulations. The comparable ratios at June 30, 2005, were 9.8%, 11.0% and 8.3%, respectively. The decrease in the capital ratios from 2005 to 2006 is primarily attributable to the rapid asset growth of the Company which has continued through the first six months of 2006.
     In view of the continued growth of the Company, the Company continues to study various alternatives for increasing its capital, in addition to the increase resulting from its earnings. Among other means for raising additional capital to support anticipated future growth, the Company is considering such alternatives as a rights offering to current holders, the sale of
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
additional trust preferred securities, an additional public or private offering of its securities, or some combination of these methods. Presently, the Company has not finalized its plans, and its ultimate decision may be quite different from those disclosed in this paragraph.
     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $500 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at June 30, 2006.
Challenges Facing the Company
Growth of Low Cost Deposit Accounts
     The Company’s biggest challenge is growing low-cost core deposits to protect the net interest margin and to meet the loan demands of the community. While the Company utilizes alternative sources of funding such as brokered certificates of deposit as well as Federal Home Loan Bank advances and other overnight borrowings in addition to core deposits, the Company is committed to increasing the core deposit base.
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
     Competition combined with the increases in the federal discount rates are forcing the industry to raise the interest rates paid on deposits. Competitive pressures are also putting downward pressure on loan rates and associated loan fees. This is resulting in a squeeze on the net interest margin, a bank’s primary source of net earnings. While local community banks face similar funding challenges, the larger regional banks are able to pull resources from outside markets enabling them to offer higher interest rates on local deposits in their quest to increase market share.
     The Company considers its major competition to be the super-regional banks such as Bank of America, AmSouth and SunTrust. These companies have heavy market share and offer a wide range of services; however, Management believes the Company has advantages in building better customer relationships and in being able to react more quickly than the larger institutions to customers’ changing needs.
     With recent increases in the prime interest rate, customers have become more driven by interest rates than in the past several years. Prior to the recent rate increases, the marketplace had
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
Focus on Retail Side
     To provide more focus on growing core deposits, the Company added an experienced senior level retail administrator during April 2006. Shifting organizational responsibilities will promote a structure for core deposit growth in conjunction with enhanced consumer loan development. Additionally, the branch system will be augmented with personal bankers at each location whose primary focus will be consumer retail account development.
Real Estate Driven
     By design, the Company has a high concentration of residential and commercial real estate loans. Since 2003, the Company has experienced significant growth in commercial real estate loans and has increased variable rate loans associated with this type of lending.
     The liquidity of the Company’s loan portfolio is such that the current monthly principal payments on loans would repay the entire loan portfolio in less than 18 months. This primarily reflects the cyclical nature of real estate and construction lending. Charged-off loans in particular years have been loan- and customer-specific as opposed to economic or business cycle downturns.
Real Estate Cycle
     On a national scale, economists are concerned that the real estate market has peaked and is entering a cooling off period. Market prices in areas such as California, Florida and Nevada are beginning to reflect the normalization of prices rather than double-digit market value appreciation they have experienced over the last several years. In these areas, homeowners and speculative builders are no longer experiencing quick property turnover with lucrative gains. Homes are staying on the market for longer periods of time as well.
     While the local housing market continues to thrive, the Company has noticed that the number of days on the market to sell is decreasing slightly. However housing inventories, primarily high-end homes, have begun to increase. Yet, current home sales still remain above the 2005 levels.
     According to the Economic and Real Estate Trends report issued by PMI Mortgage Insurance Company on April 4, 2006, “The average Risk Index score is now 287, indicating that the nation’s 50 largest housing markets now have on average a 28.7% chance of experiencing a house price decline within the next two years.” PMI also reports “14 MSA’s currently have more than a 50% chance of home price decline, up from 11 last quarter. The increase in mortgage interest rates is the primary contributor to the increase in Risk Index scores as it translates into significant weakening of affordability across all housing markets.” However, PMI
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
reported that in their analysis, the Nashville market, which is considered to be stable, did not show any cases where losses were recorded for any of the ownership periods during the twenty years. Additionally, most returns at five years ranged from 6% to more than 25% in the Nashville area. Nashville’s risk index is in the bottom ten of the MSA’s reviewed, coming in at 72 or a 7.2% chance of experiencing a house price decline with the next two years.
     As mentioned previously, the real estate market is impacted by interest rates, which currently remain uncertain. Interest rates have continued to rise during the second quarter of 2006, with the Federal Reserve Bank increasing its prime rate four times with a 0.25% increase each time during the first half of 2006. Some economists speculate that there could be one or more additional increases during the second half of the year.
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
Diversifying the Loan Portfolio
     As stated earlier, the Company has concentrated on residential and commercial real estate lending. The Company plans to expand and further diversify the loan portfolio through commercial and industrial lending. A focus on hiring experienced commercial lenders should enable the Company to increase the commercial loan portfolio with asset-based loans. Relationships with commercial loan customers are expected to open opportunities for increasing commercial demand deposits with these customers as well.
     Additionally, during July 2006, the Company hired a Senior Vice President of Business Development who comes to the Company with over 25 years of banking experience, exclusively in business development. Management believes this employee will enhance the commercial and industrial areas of the bank for both loans and deposits. Furthermore, it is expected that this employee will bring new investment clients which will produce additional income for the investment area of the Company.
Proposed Regulatory Requirements for Commercial Real Estate
     The banking regulators have released proposed guidance that would require banks with concentrations in commercial real estate lending (CRE) to tighten risk management practices and potentially increase capital.
     The Company has taken many steps to improve risk management as these loans have increased. These measures include the following:
•	Loan Loss Reserve has a component which recognizes the increased risks of our bank’s initiative to emphasize commercial real estate lending;
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
•	Hired experienced and highly capable management for CRE lending;

•	Strengthened appraisal review process in relation to commercial real estate and residential real estate;

•	Improved structuring and underwriting requirements, using stress testing techniques and structuring consistent with secondary market parameters for loans that are acceptable to the secondary market;

•	Increased monitoring of CRE and other loan type concentrations within the loan portfolio;

•	Increased monitoring of past dues and trends by loan type;

•	Monitoring construction loans for amounts drawn versus the percentage of completion and retaining outside professional inspectors for both residential and commercial construction loans;

•	Increased close monitoring of loan to values in excess of interagency guidelines;

•	Continued development of group of community banks to whom we sell participations in order to manage concentrations of risk and aggregation limits for specific borrowers;

•	Increased communication with market experts who understand the dynamics of the real estate market for both the residential and commercial segments;

•	Stress testing of CRE loans for both interest rate and occupancy rate changes;

•	Applying limits to speculative construction for borrowers whose risk profiles are higher due to leverage and capital limitations;

•	Documentation of all exceptions to policy for each loan with appropriate approvals;

•	Loan reviews of all loan relationships of $500,000 or greater not less frequently than annually;

•	Loan reviews of all classified and criticized loan relationships with monthly updates;

•	Identification of specific impairment to all loans which are reviewed or are in classified or criticized categories;

•	Ongoing review of risk ratings for all new and renewed loans, all loans rated “watch” or worse, all past due loans, and all loan relationships subject to formal loan review which occur twice a month;

•	Tracking of risk rating migrations by loan and borrower;

•	Initiation of tracking of risk rating migrations for loan portfolio as a whole and

•	Ongoing monitoring of capital position with short- and long-range planning to ensure capital adequacy.
Sarbanes-Oxley Compliance
     Although the Company is not currently required to comply with Section 404 of the Sarbanes Oxley Act, it is posturing itself to be in compliance. A Sarbanes-Oxley Compliance / Disclosure Committee was created during 2004 and is chaired by the Assistant Controller and consists of representatives from every area within the Company. The documentation phase has been completed. By documenting each of the major processes, the Company has been able to strengthen controls within the Organization and improve its business processes. The Company continually assesses and modifies internal processes to strengthen its internal control structure and is committed to maintaining high standards for internal controls going forward.
     Bank Secrecy Act Compliance
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
Company Strengths
Thriving Local Economy
     The Company is located in a diverse local economy where the commercial real estate market continues to thrive. Nashville’s appeal to both businesses and individuals is indicated in several recent polls such as Expansion Management’s 2005 “America’s 50 Hottest Cities” where, Nashville, Tennessee was ranked No.1. In addition, Forbes.com ranked Nashville as No. 7 for the “Best Places for Business” in an article dated May 4, 2006. This ranking was based on the cost of doing business, job growth and educational attainment. Finally, Kiplinger’s Personal Finance magazine named Nashville as the number one “smart place to live”. This ranking considered housing costs, economic diversity and the cultural scene according to an article in The City Paper On-line dated May 9, 2006.
     The Nashville area is strategically located within 650 miles of 50% of the nation’s population. The area is a transportation hub with excellent access to any part of the country. Since the development of Partnership 2000, a regional economic development initiative, more than 350 companies have relocated their corporate headquarters to Nashville.
     In 2005, Nissan Automotives announced they are moving their corporate headquarters to Williamson County. Initially, their headquarters will be located in downtown Nashville until their facilities can be built in Williamson County which is anticipated to take approximately two years to complete. Capital Bancorp will have branches conveniently located to both of these sites. Groundbreaking ceremonies for the Nissan facility were held during June 2006. WKRN News Channel 2 in Nashville reported that 42% of the employees employed at Nissan’s California office will relocate to Nashville. Upon completion, Nissan’s headquarters will employ approximately 1,300 executives with less than half of those presently living in California.
     The volume of home sales for the Nashville area also serves as an indicator of the thriving local economy. The Tennessean newspaper released an article on July 11, 2006, stating that more than 4,000 properties were sold during June 2006, which set a high for the Nashville area.
     The local economy presents many opportunities to the Company which Management believes will lead to continued growth; however, Management recognizes there will be challenges from competition in the form of a number of financial institutions that have either existing branch locations or plans to move into the Middle Tennessee area.
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Technological Advances within the Organization
     During May 2006, the Company introduced remote deposit capture to select commercial customers and has successfully implemented multiple customers on the new system. This system enables creditworthy commercial customers to process non-cash items from the convenience of their business locations. Management believes this product will not only benefit existing customers but it will enable the bank to attract new deposit accounts from commercial customers while reducing errors, courier costs and processing times.
     The Company also plans to introduce electronic branch capture by the end of the fourth quarter. This process will enable each of the Company’s branches to electronically transmit customer deposit information rather than physically delivering the items for processing. This system will also reduce potential errors, shorten processing times and reduce courier expenses.
     The Company’s Commercial Services Team has selected a customer profitability system that is expected to be implemented during the third quarter 2006. This system will enable Executive Management to better analyze and identify the overall profitability of the Company’s customer relationships. Furthermore, the system will enable account officers to develop optimal product/pricing combinations that will strengthen individual customer relationships and enhance overall profitability.
     Also during 2006, the Company plans to enhance its ATM/Debit card program to reduce the inherent risks associated with the service. The new real-time system will provide several benefits, including better customer service, reduced processing times and new anti-fraud detection measures. While the target live date for the new system is February 2007, extensive planning, implementation and testing will be conducted throughout the fourth quarter of 2006.
     The IT Department hired an Electronic Banking Administrator during January of 2006 to oversee Internet Banking, ATM/Debit card processing and related services. The Electronic Banking Administrator, who is also certified as an Accredited ACH Professional, will provide needed technical and compliance support for the Company’s growing Cash Management function. In addition, the IT Department has hired a Network Administrator who will begin during the third quarter of 2006, to help manage the growing complexities of the Company’s technological infrastructure.
Results of Operations
     Net earnings were $2,001,000 for the six months ended June 30, 2006, as compared to $1,638,000 for the same period in 2005. The increase in earnings is primarily the result of continued growth in the earning assets of the Company, especially in the Company’s loan portfolio.
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

	Six Months Ended
	June 30
			Percent
(In Thousands, except percentages)	2006	2005	Increase
Interest income	$17,502	$11,955	46.4%
Interest expense	8,308	4,701	76.7%

Net Interest Income	9,194	7,254	26.7%
Provision for possible loan losses	842	780	7.9%

Net interest income after provision for possible loan losses	8,352	6,474	29.0%
Non-interest income	1,198	1,048	14.3%
Non-interest expense	6,394	5,002	27.8%

Earnings before income taxes	3,156	2,520	25.2%
Income taxes	1,155	882	31.0%

Net earnings	$2,001	$1,638	22.2%

     Net Interest Income. As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during a period of volatility in interest.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $5,547,000 or 46.4% during the six months ended June 30, 2006, as compared to the same period in 2005. Interest income for the quarter ended June 30, 2006, increased $2,808,000 or 44.0% over the quarter ended June 30, 2005, and increased $870,000 from the first quarter of 2006. The ratio of average earning assets to total average assets was 96.5% as of June 30, 2006, and 96.3% as of June 30, 2005. The increase in interest income resulted primarily from an increase in the interest income recorded on loans due to increased loan volume and increases in interest rates.
     Interest expense increased by $3,607,000 for the six months ended June 30, 2006, or 76.7% to $8,308,000 compared to $4,701,000 for the same period in 2005. Interest expense for the quarter ended June 30, 2006, increased $1,824,000 or 70.0% as compared to the quarter ended June 30, 2005. Interest expense for the quarter ended June 30, 2006, increased $552,000 compared to the first quarter of 2006. Such increases in interest expense can be attributable primarily to an increase in average interest-bearing liabilities combined with increasing rates in the Company’s very competitive market.
     The foregoing resulted in net interest income of $9,194,000 for the six months ended June 30, 2006, for an increase of $1,940,000 or 26.7%, compared to the same period in 2005. Net interest income for the quarter ended June 30, 2006, increased $984,000 or 26.1% over the second quarter of 2005 while there was an increase of $318,000 or 7.2% over the first quarter of 2006. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.
     The increase in net interest income of 26.7% is attributed to the Company’s sensitivity to assets combined with the large investment in loans rather than other interest earning assets. As
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
of June 30, 2006, the Company has 86.4% of its interest earning assets invested in loans. During the first six months of 2006, the loan portfolio of the Company has continued to grow significantly while investments have remained relatively flat.
     The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.9% for the six months ended June 30, 2006, compared to 3.8% for the same period in 2005. According to certain economists, interest rates are expected to increase somewhat or remain relatively stable for the remainder of 2006. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2006 to maintain a satisfactory net interest margin.
     Provision for Possible Loan Losses. The provision for possible loan loss was $842,000 and $780,000 for the first six months of 2006 and 2005, respectively. The increase in the provision in 2006 was primarily due to the increase loan volume in 2006 compared with 2005. The provision for loan losses is based on past loan experience and other factors, which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. See “Critical Accounting Estimates” below for a further discussion of the allowance for possible loan losses.
     Non-Interest Income. Non-interest income increased $150,000 or 14.3% to $1,198,000 during the six months ended June 30, 2006, compared to $1,048,000 for the same period in 2005. Non-interest income decreased $11,000 or 1.9% for the quarter ended June 30, 2006, as compared to the comparable quarter in 2005 and also decreased $58,000 or 9.2% compared to the first quarter of 2006. The overall increase in 2006 was primarily due to increased service charges on deposit accounts during the first half of 2006 as compared to 2005. Also, the CBT Investment Services which was introduced during the fourth quarter of 2005, generated $36,000 of income during the six month ended June 30, 2006.
     Non-Interest Expense. Non-interest expense increased $1,392,000 or 27.8% to $6,394,000 during the first six months of 2006 compared to $5,002,000 during the same period in 2005. Non-interest expense increased by $629,000 or 23.8% for the quarter ended June 30, 2006, as compared to the comparable quarter in 2005 and also increased $144,000 or 4.6% compared to the first quarter of 2006. The increase in 2006 was due to increases in salaries and employee benefits, occupancy expense, stock options and in other operating expenses related to the growth of the Company. Since June 30, 2005, the Company has increased its number of full-time equivalent employees from 93 to 112. During the second quarter of 2005, the Company leased an additional space of approximately 9,100 square feet adjacent to its main office location for corporate administration and expects to open a new branch location in Williamson County, Tennessee in the fall of 2006. Opening new branches typically results in an increase of non-interest expenses associated with employee and occupancy costs. The Company’s efficiency ratio (non-interest expense as a percentage of the sum of net interest income and non-interest income) was 61.6% for the six months ended June 30, 2006, as compared to 60.3% for the same period in 2005. Many analysts view the efficiency ratio as a measure of the amount of expense that is incurred to generate a dollar of revenue.
     Income Taxes. Income taxes were $1,155,000 for the first six months of 2006 as compared to income taxes of $882,000 for the first six months of 2005 due to increased earnings
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
this year. Taxes were $623,000 for the quarter ended June 30, 2006, as compared to $445,000 for the same period in 2005. The effective tax rate remained stable at 38.0%.
Financial Condition
     The Company’s total assets increased 8.4% to $513,681,000 at June 30, 2006, from $473,894,000 at December 31, 2005.
     Loans. Loans, net of allowance for possible loan losses, totaled $420,103,000 at June 30, 2006, a 9.1% increase compared to $385,098,000 at December 31, 2005. The net increase in loans was primarily composed of a 20.6% increase in real estate construction loans.
     The following schedule details the loans of the Company at June 30, 2006, and December 31, 2005:

	June 30,	December 31,
(In Thousands)	2006	2005
Commercial, financial & agricultural	$177,507	$168,285
Real estate — construction	106,263	88,118
Real estate — mortgage	136,225	129,107
Consumer	6,105	4,906

	426,100	390,416
Unearned income	657	714
Allowance for possible loan loss	5,340	4,604

	$420,103	$385,098
     Investment Securities. Securities increased 3.5% from $57,040,000 at December 31, 2005, to $59,043,000 at June 30, 2006. At June 30, 2006, the market value of the Company’s securities portfolio was less than its amortized cost by $1,966,000 (3.2%). At December 31, 2005, the market value of the Company’s securities portfolio was less than its amortized cost by $1,116,000 (2.0%). The weighted average yield (stated on a tax-equivalent basis) of the securities at June 30, 2006, was 4.51%. The Company has an extremely conservative approach to investments. All investments contained in the portfolio are government grade with no corporate bonds. Approximately 38.7% of the portfolio consists of mortgage-backed securities. Although the investment portfolio’s cash flow is expected to decrease in a rising interest rate environment, the average maturity of the portfolio increases by less than one year should interest rates instantaneously increase by 100 basis points.
All the Company’s securities are classified as available-for-sale.

	June 30, 2006		December 31, 2005
		Estimated		Estimated
		Market		Market
(In Thousands)	Amortized Cost	Value	Amortized Cost	Value
U.S. Treasury and other U.S. government agencies and Corporations	$23,858	$23,320	$20,941	$20,556
Obligations of states and political subdivisions	13,167	12,851	11,058	10,914
Mortgage-backed securities	23,984	22,872	26,157	25,570

	$61,009	$59,043	$58,156	$57,040

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2006, which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     In addition, the Bank has invested in bank owned life insurance (“BOLI”) policies to finance certain proposed employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research, BOLI is a widely used tool intended to benefit the Bank and to enable the Bank to provide cost-effective benefits for employees. The Bank treats BOLI life insurance products as bank investments. Presently, the Bank has invested $5,315,000 in these policies, in which $3,000,000 was invested on June 30, 2006. The investments earned $54,000 for the Bank during the first six months of 2006 (a 4.5% annualized rate of return).
     Total liabilities increased by 8.5% to $483,147,000 for the six months ended June 30, 2005, compared to $445,282,000 at December 31, 2005. The primary components of this increase were a $39,354,000 increase in total deposits during the six months ended June 30, 2006, and a $1,664,000 decrease in advances from the Federal Home Loan Bank.
     The increase in assets in the second quarter of 2006 as mentioned earlier was funded primarily by increases in deposits. Total deposits increased from $378,670,000 at December 31, 2005, to $418,056,000 at June 30, 2006, representing an increase of 10.4%. The Company experienced the largest amount of growth in deposits related to time deposits which increased $49,431,000, or 24.2%, from $204,588,000 at December 31, 2005, to $254,019,000 at June 30, 2006. Included in the time deposit growth, brokered time deposits increased $5,440,000, or 12.5%, from $43,695,000 as of December 31, 2005, to $49,136,000 as of June 30, 2006. Additionally, the Company ran a special deposit campaign during the second quarter of the year which contributed to the increase in deposits. The significant increase in time deposits resulted from the Company’s offering competitive rates on its time deposits during the period. The Company also experienced growth related to interest-bearing demand deposit accounts which increased $4,455,000, or 39.1%, from $11,406,000 at December 31, 2005, to $15,861,000 at June 30, 2006. Offsetting these increases, demand deposit accounts decreased $489,000, or 1.2%, while savings accounts decreased $14,011,000, or 11.5%. Securities sold under repurchase agreements increased to $3,955,000 during the second quarter of 2006 for a total increase of $30,000 since the December 31, 2005, balance of $3,925,000. Advances from Federal Home Loan Bank decreased to $45,197,000 as of June 30, 2006, for a total decrease of $1,664,000, or 3.6%, since the December 31, 2005, balance of $46,861,000.
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
     The Company’s first mortgage single-family residential, consumer and other revolving credit plans, which total approximately $91,487,000, $4,576,000, and $1,276,000, respectively at June 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on non-accrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on non-accrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is no longer in doubt. At June 30,
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
2006, the Company had non-accrual loans totaling $360,000 as compared to $427,000 at December 31, 2005, representing 0.09% and 0.11% of total loans, respectively.
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
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2006, the Company had $1,038,000 in loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at June 30, 2006, and December 31, 2005, were as follows:

	June 30, 2006		December 31, 2005
		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan
(In Thousands)	Investment	Loss	Investment	Loss
Impaired loans with allowance for loan loss	$495	$124	$519	$130
Impaired loans with no allowance for loan loss	543	—	556	—

	$1,038	$124	$1,075	$130

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the six months ended June 30, 2006, and 2005, was $1,059,000 and $600,000, respectively. Interest income recognized on these loans was $48,000 and $22,000 for the six months ended June 30, 2006, and 2005, respectively.
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
The following schedule details selected information as to non-performing loans of the Company at June 30, 2006:

	June 30, 2006		December 31, 2005
	Past Due	Non-	Past Due	Non-
(In Thousands)	90 Days	Accrual	90 Days	Accrual
Real estate — mortgage	$115	$197	$321	$287
Real estate — construction	—	—	—	56
Consumer loans	4	159	5	34
Commercial	319	4	13	50

	$438	$360	$339	$427
Renegotiated loans	$263	$—	$68	$7
     The Company’s allowance for loan losses at June 30, 2006, was $5,340,000 as compared to $4,604,000 at December 31, 2005. Non-performing loans amounted to $1,099,000 at June 30, 2006, as compared to $766,000 at December 31, 2005. Non-performing loans are loans which have been placed on non-accrual status, loans that are 90 days past due plus past due renegotiated loans. Net charge-offs totaled $106,000 for the first six months of 2006 and $176,000 for the same period in 2005. Recoveries amounted to $21,000 for the first six months of 2006 and $38,000 for the same period in 2005. The provision for possible loan losses was $842,000 in for the first six months of 2006 and $780,000 for the first six months of 2005. The net charge-offs for these periods are considered by management to be reasonable.
     The allowance for possible loan losses at June 30, 2006, represents 1.3% of total loans outstanding. At December 31, 2005, the allowance for possible loan losses represented 1.2% of total loans outstanding. Management has a system in place to identify and monitor problem loans. A Reserve for Loan Loss Calculation is prepared each quarter end to determine the adequacy of the allowance for loan and lease losses (“ALLL”). On an ongoing basis during each quarter, formal reviews and analyses are performed including analyses of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain loans (including material loan relationships and problem loans), loan activity since the previous assessment, Loan Administration reports prepared by the Loan Review Officer and other employees, consideration of current or changing economic conditions, and analysis of other information pertinent to the condition and performance of the bank’s loan portfolio. The level of the ALLL to net loans outstanding will vary depending on the results of ongoing analyses and the quarterly Reserve for Loan Loss Calculation. The calculation and other pertinent information is presented to and approved by the Board of Directors quarterly. Management believes the ALLL at June 30, 2006, to be adequate and appropriate.
Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30
(In Thousands)	2006	2005
Balance, January 1, 2006, and 2005, respectively	$4,604	$3,503
Add (deduct):
Losses charged to allowance	(127)	(214)
Recoveries credited to allowance	21	38
Provision for loan losses	842	780

Balance, June 30, 2006, and 2005, respectively	$5,340	$4,107
     The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has a system in place designed to identify and monitor potential problem loans on a timely basis. Of course, no system is either perfect or infallible.
     The following table presents total internally graded loans as of June 30, 2006, and December 31, 2005:

	June 30, 2006
		Special
(In Thousands)	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$1,383	$18	$1,365	$—
Real estate mortgage	1,270	57	1,157	55
Real estate construction	—	—	—	—
Consumer	127	3	73	51

	$2,780	$78	$2,595	$106

	December 31, 2005
		Special
(In Thousands)	Total	Mention	Substandard	Doubtful
Commercial, financial and Agricultural	$1,741	$494	$1,244	$3
Real estate mortgage	1,467	229	1,148	90
Real estate construction	—	—	—	—
Consumer	148	16	73	59

	$3,356	$739	$2,465	$152

     Of the $2,780,000 noted above as internally graded loans as of June 30, 2006, management believes that approximately $439,000 in principal losses are possible, for which a specific loan loss allowance has been made.
     Residential real estate loans that are graded substandard totaling $1,270,000 and $1,148,000 at June 30, 2006, and December 31, 2005, consist of 21 individual loans for each period that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans are anticipated by management at this time; however, if the current payments were to cease, management believes the maximum amount of loss to be $500,000.
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2006		December 31, 2005
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
(In Thousands)		Total Loans		Total Loans
Commercial, financial and agricultural	$2,078	41.3%	$2,298	43.1%
Real estate construction	1,231	24.6%	731	22.6%
Real estate mortgage	1,674	32.9%	1,282	33.1%
Consumer	357	1.2%	293	1.2%

	$5,340	100.0%	$4,604	100.0%

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
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
     Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight investments with, or short-term loans to, other banks are also a major source of liquidity.
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
     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $6.4 million (10.8% of the portfolio) are presently scheduled to mature or reprice within the next 12 months.
     A secondary source of liquidity is the Company’s loan portfolio. Residential construction and commercial real estate loans which are short term in nature continue to provide a significant source of liquidity to the Company. Over the past 12 months, the loan portfolio has averaged about $24.7 million per month in principal payments alone. At June 30, 2006, loans of approximately $250.6 million (59.7% of the portfolio) either will become due or will be subject to rate adjustments within 12 months from the respective date. Loans subject to maturity equal $175.7 million with $74.9 million of the loans repricing over the next 12 months. The Company’s emphasis has been placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $115.0 million (45.3% of the total time deposit portfolio) will mature or could reprice during the next 12 months. The Company’s deposit base increased approximately $39.4 million during the six months ended June 30, 2006. The increase in deposits consists of a $4.0 million increase in transactional accounts, a $14.0 million decrease in savings and money market deposits accounts and a $49.4 million increase in time deposits. Advances from the Federal Home Loan Bank increased to $45.2 million at June 30, 2006, from $46.9 million at December 31, 2005.
     Historically, there has been no significant reduction in immediately-withdrawable accounts such as negotiable order of withdrawal (NOW) accounts, money market demand
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
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
     In addition, during 2005 the Company issued approximately $12 million in trust preferred securities to help fund liquidity and capital needs.
     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.
Off Balance Sheet Arrangements
     At June 30, 2006, the Company had unfunded loan commitments outstanding of $110.7 million and outstanding standby letters of credit of $3.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.
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
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Impact of Inflation
     The primary impact which inflation has on the results of the Company’s operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation, and therefore will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings in recent years. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.
See accompanying notes to consolidated financial statements (unaudited).

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
     Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets periodically to analyze the rate sensitivity position. Such meetings are intended to focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.
     Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management’s subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.
     There are no known material changes in reported market risks during the six months ended June 30, 2006, known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.
See accompanying notes to consolidated financial statements (unaudited).

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
See accompanying notes to consolidated financial statements (unaudited).

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
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
     (a) Not applicable
     (b) Not applicable.
     (c) The Issuer did not repurchase any of its shares during the second quarter of 2006.
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
Item 3. Defaults Upon Senior Securities
     (a) Not applicable.
     (b) Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
     (a) The annual meeting of stockholders was held May 11, 2006.
     (b) Election of the following members of the board of directors:
Robert W. Doyle
Michael D. Shmerling
     (c) (1) Each director was elected by the following tabulation:
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

Number of
Shares Voting	For	Against	Abstain	Broker Non-Votes
2,943,490	2,939,490	0	4,000	0
     (d) Not applicable
Item 5. Other Information
     (a) Not applicable.
     (b) Not applicable.
Item 6. Exhibits
     (1) Exhibits 31.1 and 31.2 consist of Rule 13a-14 and 15d-14 certifications.
     (2) Exhibit 32 consists of Section 1350 certifications.
See accompanying notes to consolidated financial statements (unaudited).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC (Registrant)
DATE: August 11, 2006	/s/ R. Rick Hart R. Rick Hart, Chairman, President and Chief Executive Officer
DATE: August 11, 2006	/s/ Sally P. Kimble Sally P. Kimble, Executive Vice President and Chief Financial Officer