Form 10-Q
period 2006-09-30
CAPITAL BANCORP INC
filed 2006-11-09
CIK 1136303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐          Accelerated filer          Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 3,564,497 shares at November 07, 2006

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

Part 1: Financial Information

Item 1. Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

Consolidated Balance Sheets – September 30, 2006, and December 31, 2005.

Consolidated Statements of Earnings – For the three months and nine months ended September 30, 2006, and 2005.

Consolidated Statements of Comprehensive Earnings – For the three months and nine months ended September 30, 2006, and 2005.

Consolidated Statements of Cash Flows – For the nine months ended September 30, 2006, and 2005.

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
Ex-31.1 Section 302 Certification
Ex-31.1 Section 302 Certification
Ex-32 Section 906 Certification

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30,	December 31,
(In Thousands, except share amounts)	2006	2005

Assets:
Cash and due from banks, including reserve requirements of $250, and $883, respectively	$10,347	$11,022
Federal funds sold	26	25

Cash and cash equivalents	10,373	11,047

Securities available-for-sale	64,401	57,040
Loans, net	431,337	385,098
Premises and equipment, net	5,551	5,200
Accrued interest receivable	2,593	2,142
Bank owned life insurance	7,939	4,773
Other assets	7,727	8,594

Total Assets	$529,921	$473,894

Liabilities and Stockholders’ Equity:

Deposits:
Demand	$35,258	$41,004
Interest bearing demand	17,648	11,406
Savings (includes Money Market Deposit Accounts)	104,325	121,672
Time	112,721	96,950
Time, over $100,000	162,619	107,638

Total deposits	432,571	378,670

Federal Home Loan Bank advances	45,416	46,861
Junior subordinated debentures	12,372	12,372
Other liabilities	6,903	7,379

	64,691	66,612

Total liabilities	497,262	445,282

Stockholders’ equity
Common stock, no par value, 20,000,000 shares authorized; 3,547,297 and 3,482,495 shares issued and outstanding	14,946	14,347
Retained earnings	18,213	14,954
Accumulated other comprehensive income	(500)	(689)

Total stockholders’ equity	32,659	28,612

Total Liabilities and Stockholders’ Equity	$529,921	$473,894

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine months ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except per share amounts)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$9,001	$6,369	$25,171	$17,076
Interest on investment securities:
U.S. Government agencies	245	171	673	520
State, county and municipal	123	79	333	234
Mortgage backed securities	285	309	846	955
Other interest	122	87	255	185

Total interest income	9,776	7,015	27,278	18,970

Interest expense:
Interest on deposits:
Demand	21	20	72	54
Savings and MMDA	887	786	2,664	1,646
Time	3,236	1,605	8,092	4,222
Interest on FHLB and other borrowings	736	662	2,360	1,852

Total interest expense	4,880	3,073	13,188	7,774

Net interest income	4,896	3,942	14,090	11,196

Provision for loan losses	278	432	1,120	1,212

Net interest income after provision for loan losses	4,618	3,510	12,970	9,984

Other income:
Service charges on deposit accounts	300	285	941	819
Mortgage origination fees	127	212	443	538
Gain on call of securities	—	9	—	14
Miscellaneous	176	99	417	282

Total other income	603	605	1,801	1,653

Other expenses
Salaries and employee benefits	2,179	1,782	6,172	4,793
Occupancy	287	329	851	764
Other operating	1,061	845	2,898	2,401

Total other expenses	3,527	2,956	9,921	7,958

Earnings before income taxes	1,694	1,159	4,850	3,679

Income taxes	618	407	1,773	1,289

Net earnings	$1,076	$752	$3,077	$2,390

Basic earnings per share	0.30	0.22	0.87	0.69

Diluted earnings per share	0.29	0.21	0.84	0.66
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Three and Nine months ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2006	2005	2006	2005

Net earnings	$1,076	$752	$3,077	$2,390

Other comprehensive earnings (losses) net of tax:
Unrealized gains (losses) on investment securities available-for-sale during period, net of taxes / (benefit) of $443, ($71), $117 and ($159), respectively	713	(115)	189	(252)
Reclassification adjustment for gains included in net earnings, net of taxes of $3 and $5, respectively	—	(6)	—	(9)

Other comprehensive earnings (losses)	713	(121)	189	(261)

Comprehensive earnings (losses)	1,789	631	3,266	2,129

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2006 and 2005
(Unaudited)

(In Thousands)	2006	2005

Cash flows from operating activities:
Net earnings	$3,077	$2,390
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	858	362
Provision for loan losses	1,120	1,212
Gain on sale of securities available-for-sale	—	(14)
Gain on sale of equipment	(17)	—
Net gain on sale of loans	(444)	(538)
Increase in CSV of life insurance	(166)	(120)
Loss on sale of other real estate	—	(19)
Increase in accrued interest receivable	(451)	(230)
Compensation expense related to stock options and employee stock purchase plan	182	—
Change in:
Other assets	990	(1,265)
Other liabilities	(593)	640

Net cash provided by operating activities	4,556	2,418

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available- for-sale	10,091	13,093
Purchases of securities available-for-sale	(17,563)	(10,568)
Net increase in loans	(78,885)	(104,479)
Proceeds from sale of loans	31,970	33,806
Purchase of premises and equipment	(775)	(1,003)
Purchase of restricted equity securities	(123)	(227)
Investment in bank owned life insurance	(3,000)	—
Capital expenditures for other real estate	—	(206)
Proceeds from sales of other real estate	—	32

Net cash used by investing activities	(58,285)	(69,552)

Cash flows from financing activities:
Net change in deposits	53,901	75,034
(Repayment) proceeds from Federal Home Loan Bank advances	(1,445)	3,079
Decrease in other borrowings	—	(9,608)
Employee stock purchases	215	79
Exercise of stock options	384	55

Net cash provided by financing activities	53,055	68,639

Change in cash and cash equivalents	(674)	1,505
Cash and cash equivalents at beginning of year	11,047	5,689

Cash and cash equivalents at end of period	10,373	7,194

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

(In Thousands)	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,148	$7,992
Income taxes	$2,020	$1,471

Non-cash investing and financing activities:
Loans to facilitate sales of other real estate	$—	$380
Change in unrealized gains on securities available-for-sale, net of tax	$189	$(261)
See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Nature of Operations
Capital Bancorp, Inc. is a registered bank holding company headquartered in Nashville, Tennessee. It offers extensive and service-intensive financial products and services through its subsidiary, Capital Bank & Trust Company (Bank), which is a state chartered bank. The Bank provides full banking services. As a state chartered bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by the Bank is Davidson and surrounding counties of Middle Tennessee. Services are provided at the main office in Nashville, Tennessee and six branches.
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
In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2006, and December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006, and 2005, comprehensive earnings for the three and nine months ended September 30, 2006, and 2005, and changes in cash flows for the nine months ended September 30, 2006, and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2005, Annual Report to Stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to prior period numbers to conform to current period presentation.
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
Stock Option Plan
In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 1,000,000 shares of the Company’s stock. At September 30, 2006, the Company had outstanding options to purchase 296,759 shares of its common stock, of which options for 184,561 shares of the Company’s common stock were currently exercisable.
In January 2005, the Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP authorizes the issuance of 500,000 shares of common stock pursuant to purchase right granted employees or to employees of affiliates designated as being eligible to participate. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” within the meaning of Section 324 of the IRS Code.
Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.
Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the methods for recognition of cost of plans similar to those of the Company. In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options and the ESPP. The substance of the revised statement is to require companies to record as an expense the fair market value of stock options determined as of the grant date over the vesting period and the purchase price discount within the ESPP. The offsetting credit is to common stock unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Capital Bancorp, Inc. has applied FAS 123R for the nine months ended September 30, 2006, and the pre-tax impact to earnings was $182,000 for the period then ended, of which $71,000 was recorded for the three months ended September 30, 2006. The pro forma results for the periods ended September 30, 2005, are shown in the following table:

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2005	September 30, 2005

Net income as reported	$752	$2,390
Tax pro forma effect of expensing stock options, net of tax	$(21)	$(61)

Pro forma net income	$731	$2,329

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2005	September 30, 2005

Earnings per share as reported:
Basic	$0.22	$0.69
Diluted	$0.21	$0.66

Proforma earnings per share:
Basic	$0.21	$0.67
Diluted	$0.20	$0.65
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
The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2006, and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except share amounts)	2006	2005	2006	2005

Basic EPS Computation:
Numerator – income available to common shareholders	$1,076	$752	$3,077	$2,390

Denominator – weighted average number of common shares outstanding	3,540,005	3,471,027	3,526,942	3,465,613

Basic earnings per common share	$0.30	$0.22	$0.87	$0.69

Diluted EPS Computation:
Numerator – income available to common shareholders	$1,076	$752	$3,077	$2,390

Denominator – weighted average number of common shares outstanding	3,540,005	3,471,027	3,526,942	3,465,613
Dilutive effect of stock options	115,676	139,424	117,831	142,524

	3,655,681	3,610,451	3,644,773	3,608,137

Diluted earnings per common share	$0.29	$0.21	$0.84	$0.66

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
General
     The Company owns 100% of Capital Bank & Trust Company (the “Bank”), a community bank headquartered in Nashville, Tennessee serving Davidson, Sumner, Williamson and Wilson

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Counties, and surrounding counties as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that its market area offers an environment for continued growth, and the Company’s target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit, and loans for consumer, commercial and real estate purposes. The Company also provides its customers with investment services through CBT Investment Services, Inc. Clients can purchase mutual funds, stocks, bond, annuities, and other investment products and services through this department. Deposit instruments in the form of demand deposits, money market savings and certificates of deposit are offered to customers to establish the Company’s core deposit base.
     Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to manage the size of its loan portfolio to approximately 80% of total assets; however, the quality of lending opportunities as well as the desired loan to asset ratio will determine the size of the loan portfolio. At September 30, 2006, and 2005, the ratio of net loans to assets was 81.40% and 80.75%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which is balanced to accommodate changes in interest rates. The Company’s policy is to have proper diversity within the loan portfolio taking into account management decisions to improve growth and profitability in selected business segments of the local market.
Critical Accounting Policies
     The accounting principles we follow and our methods of applying those principles conform with accounting principles generally accepted in the United States and to general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (“ALL”), we have made judgments and estimates which affect our financial position and results of operations.
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

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     Management assesses the adequacy of and calculates the ALL on a quarterly basis. A monthly adjustment to the loan loss provision is determined quarterly and adjusted to reflect inherent loan losses in order to maintain an adequate ALL. The ALL consists of the following categories: (1) an allocated amount based upon reviews of individual loans which determine specific estimated losses of such loans, (2) an allocated amount based upon classified loans which have specifically identified credit exposure and anticipated loss exposure based upon historical experience or comparative experience of peer group banks, (3) an allocated amount based upon loans identified by type but not classified and with allocations of ALL for such loans calculated based upon historical experience, comparative experience, and other selected criteria as determined by management, and (4) a general reserve amount representative of potential losses anticipated from risks inherent to our loan portfolio and risks resulting from management decisions and initiatives to enhance growth and profitability of the loan portfolio and the bank.
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
     The general reserve amount is an additional amount added to the ALL in order to provide an adequate amount to accommodate anticipated losses. Its calculation is not as specific as with the allocated amounts but it is determined based upon certain risks which are either inherent to our loan portfolio or risks which are elevated as a result of management decisions and initiatives to enhance the growth and profitability of the loan portfolio and the bank. Inherent risks include changes in the national or local economy, the location of the bank in a single trade area which limits the bank’s ability to spread its geographical risks, the time gap between the occurrence of adverse financial circumstances with our borrowers and the delivery of financial statements to the bank (annual delivery to bank in most cases), changes in banking laws and regulations, and the depth and experience of the lending staff. Risks associated with management decisions and initiatives include (a) a relatively high concentration of commercial real estate loans to total capital as defined by U. S. Treasury in guidelines dated January 13, 2006, (b) initiative to increase residential construction and commercial real estate lending, (c) CRA lending initiatives, (d) higher average loan amounts over the past two years, (e) increased numbers and dollar amounts of borrowing relationships who are indebted to the bank for amounts greater than 10% of the bank’s total capital, and (f) new electronic based products which add to the risk of loss to the bank, including remote deposit capture, business and consumer debit cards, and electronic funds transfer services. We determine the general reserves based upon an assessment of the above risk factors and management’s judgment.

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     We test the resulting ALL calculation by comparing it to the current balance in the loan loss allowance account, historical trends, and peer information. Management then evaluates the results of the procedures performed, including the results of our testing, and decides on the sufficiency of the ALL in its entirety. In the first month of each quarter, the Board of Directors reviews the prior quarter’s ALL and approves the current quarter’s ALL including the monthly loan loss provision.
     As a result of Management’s review of loan losses year-to-date which have been favorably low, as well as a comparative review of peer information on ALL levels, Management has determined that a reduction in the monthly provision for possible loan losses is appropriate within a context of maintaining an ALL adequate to accommodate anticipated losses. Management will continue to review the provision monthly to determine if further adjustments are warranted during the remainder of the year.
Capital Resources, Capital and Dividends
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 6.16% at September 30, 2006, and 6.04% at December 31, 2005, respectively. The annualized rate of return on stockholders’ equity for the nine months ended September 30, 2006, was 13.65% compared to 11.96% for the comparable period in 2005. The Company’s capital at September 30, 2006, of $32.7 million results from beginning capital of $28.6 million plus net earnings of $3.1 million plus $182,000 from stock option compensation, plus the increase in unrealized losses on available-for-sale securities of $189,000 plus proceeds of $384,000 related to the exercise of stock options and $215,000 related to the Company’s Employee Stock Purchase Plan’s stock purchase.
     The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States government to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its subsidiaries must maintain a Tier 1 capital to risk-based assets ratio of at least 4.00%, a total risk-based capital to risk-based assets ratio of at least 8.00% and a leverage capital ratio, defined as Tier 1 capital to adjusted total average assets for the most recent quarter, of at least 4.00%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions that are not adequately capitalized. The Company

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
and its consolidated subsidiaries are within the “well capitalized” category under the regulations as indicated in the following ratios:

	September 30, 2006	September 30, 2005

Tier 1 risk-based capital ratio	9.62%	11.12%
Total risk-based capital ratio	11.82%	12.29%
Leverage capital ratio	8.00%	8.60%
     The decrease in the capital ratios from 2005 to 2006 is primarily attributable to the rapid asset growth of the Company which has continued through the first nine months of 2006.
     In view of the continued growth of the Company, the Company continues to study various alternatives for increasing its capital. Currently the Company not only benefits from increased capital as a result of earnings but also from employees and directors exercising stock options and employee participation in the Employee’s Stock Purchase Plan in which 57% of eligible employees are participating. Among other means for raising additional capital to support anticipated future growth, the Company is considering such alternatives as a rights offering to current holders, the sale of additional trust preferred securities, an additional public or private offering of its securities, or some combination of these methods. Presently, the Company has not finalized its plans, and its ultimate decision may be quite different from those disclosed in this paragraph.
     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $500 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2006.
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
     Competition combined with the increases in the federal discount rates over the past year have forced the industry to raise the interest rates paid on deposits. Competitive pressures are also putting downward pressure on loan rates and associated loan fees. This is resulting in a squeeze on the net interest margin, a bank’s primary source of net earnings. While local community banks face similar funding challenges, the larger regional banks are able to pull resources from outside markets enabling them to offer higher interest rates on local deposits in their quest to increase market share.
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
     With recent increases in the prime interest rate, customers have become more driven by interest rates than in the past several years. Prior to the recent rate increases, the marketplace had become accustomed to lower interest rates on both loans and deposits. With the recent interest rate increases, customers have become more rate conscious regarding both deposits and loans. Due to the competitiveness of the marketplace, the demand for higher rates has pushed deposit rates up in order to maintain growth in deposit accounts; however, the demand for lower loan rates has prevented the Company from raising the interest rates on loans at the same pace. This has resulted in a squeeze on the net interest margin.
Focus on Retail Side
     To provide more focus on growing core deposits, the Company added an experienced senior level retail administrator during April 2006. Shifting organizational responsibilities will promote a structure for core deposit growth in conjunction with enhanced consumer loan development. Additionally, the branch system will be augmented with personal bankers and branch sales managers at each location whose primary focus will be consumer retail account development. The opening of the Company’s Williamson County branch in October 2006 is also expected to increase the Company’s retail exposure.
Real Estate Driven
     By design, the Company has a high concentration of residential and commercial real estate loans. Since 2003, the Company has experienced significant growth in commercial real estate loans and has increased variable rate loans associated with this type of lending.
     The liquidity of the Company’s loan portfolio is such that the current monthly principal payments on loans would repay the entire loan portfolio in less than 18 months. This primarily reflects the cyclical nature of real estate and construction lending. Charged-off loans in particular years have been loan and customer specific as opposed to economic or business cycle downturns.

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
     Despite the national changes in the housing industry, the local housing market continues to thrive. The Company has observed the number of days on the market to sell has decreased through the third quarter of 2006 with the average days on market at 57 for September 2006 compared to 65 for January 2006; however, overall housing inventories have begun to increase. Current home sales year to date are still above the 2005 levels with home prices remaining stable.
     According to the Economic and Real Estate Trends report issued by PMI Mortgage Insurance Company on April 4, 2006, “The average Risk Index score is now 287, indicating that the nation’s 50 largest housing markets now have on average a 28.7% chance of experiencing a house price decline within the next two years.” PMI also reports “14 MSA’s currently have more than a 50% chance of home price decline, up from 11 last quarter. The increase in mortgage interest rates is the primary contributor to the increase in Risk Index scores as it translates into significant weakening of affordability across all housing markets.” However, PMI reported that in their analysis, the Nashville market, which is considered to be stable, did not show any cases where losses were recorded for any of the ownership periods during the twenty years. Additionally, most returns at five years ranged from 6% to more than 25% in the Nashville area. Nashville’s risk index is in the bottom ten of the MSA’s reviewed, coming in at 72 or a 7.2% chance of experiencing a house price decline with the next two years.
     As mentioned previously, the real estate market is impacted by interest rates, which currently remain uncertain. Interest rates rose during the second quarter of 2006, with the Federal Reserve Bank increasing its prime rate four times with a 0.25% increase each time during the first half of 2006. Rates actually began to stabilize during the third quarter of 2006 with no additional increases in the prime rate.
Minimizing Risks Related to Loans
     The Company’s loan officers have very limited individual lending authority. This helps reduce the risks associated with loan losses. Large loans are approved by the Senior Loan Committee, the Credit and Finance Committee, or the Board of Directors. The Senior Loan Committee consists of senior credit underwriters within the Company who average 20 years of lending experience. The Credit and Finance Committee consists entirely of Directors of the Company. The Company is diligent in ensuring that risks related to loan losses are minimized.
Diversifying the Loan Portfolio

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     As stated earlier, the Company has concentrated on residential and commercial real estate lending. The Company plans to expand and further diversify the loan portfolio through commercial and industrial lending. A focus on hiring experienced commercial lenders should enable the Company to increase the commercial loan portfolio with term loans and lines of credit. Relationships with commercial loan customers are expected to open opportunities for increasing commercial demand deposits with these customers as well. Our expanding treasury management services are particularly important to attracting commercial and industrial business and to our plans for expanding non-interest revenue.
     Additionally, during July 2006, the Company hired a Senior Vice President of Business Development who comes to the Company with over 25 years of banking experience, exclusively in business development. Management believes this employee will enhance the commercial and industrial areas of the bank for both loans and deposits. Furthermore, it is expected that this employee will bring new investment clients which will produce additional income for the investment area of the Company
Proposed Regulatory Requirements for Commercial Real Estate
     The banking regulators have released proposed guidance that would require banks with concentrations in commercial real estate lending (CRE) to tighten risk management practices and potentially increase capital.
     Historically, the Company has used various methods for improving risk management and as these loans have increased has taken additional steps to improve its practices. These measures include the following:
•	Loan Loss Reserve has a component which recognizes the increased risks of our bank’s initiative to emphasize commercial real estate lending;

•	Hired experienced and highly capable management for CRE lending;

•	Strengthened appraisal review process in relation to commercial real estate and residential real estate;

•	Improved structuring and underwriting requirements, using stress testing techniques and structuring consistent with secondary market parameters for loans that are acceptable to the secondary market;

•	Increased monitoring of CRE and other loan type concentrations within the loan portfolio;

•	Increased monitoring of past dues and trends by loan type;

•	Monitoring construction loans for amounts drawn versus the percentage of completion and retaining outside professional inspectors for both residential and commercial construction loans;

•	Increased close monitoring of loan to values in excess of interagency guidelines;

•	Continued development of a group of community banks to whom we sell participations in order to manage concentrations of risk and aggregation limits for specific borrowers;

•	Increased communication with market experts who understand the dynamics of the real estate market for both the residential and commercial segments;

•	Stress testing of CRE loans for both interest rate and occupancy rate changes;

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
•	Applying limits to speculative construction for borrowers whose risk profiles are higher due to leverage and capital limitations;

•	Documentation of all exceptions to policy for each loan with appropriate approvals;

•	Loan reviews of all loan relationships of $500,000 or greater not less frequently than annually;

•	Loan reviews of all classified and criticized loan relationships with monthly updates;

•	Identification of specific impairment to all loans which are reviewed or are in classified or criticized categories;

•	Ongoing review of risk ratings for all new and renewed loans, all loans rated “watch” or worse, all past due loans, and all loan relationships subject to formal loan review which occur twice a month;

•	Tracking of risk rating migrations by loan and borrower;

•	Initiation of tracking of risk rating migrations for loan portfolio as a whole and

•	Ongoing monitoring of capital position with short- and long-range planning to ensure capital adequacy.
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
Bank Secrecy Act Compliance
     The Company is subject to numerous federal and state laws, rules and regulations, and compliance with these legal requirements is mandatory. One significant and developing area of law involves Homeland Security and the Bank Secrecy Act. The Company currently believes that its systems are adequate to meet its compliance needs with respect to these and other regulations; however, compliance with the Bank Secrecy Act may prove expensive to the Company in the near-term and in the long-term. Management cannot at this time quantify the costs of compliance or the expense of inadvertent non-compliance.
Company Strengths
Thriving Local Economy
     The Company is located in a diverse local economy where the commercial real estate market continues to thrive. Nashville’s appeal to both businesses and individuals is indicated in

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
several recent polls such as Expansion Management’s 2005, “America’s 50 Hottest Cities”, where Nashville, Tennessee, was ranked No.1. In addition, Forbes.com ranked Nashville as No. 7 for the “Best Places for Business” in an article dated May 4, 2006. This ranking was based on the cost of doing business, job growth and educational attainment. Kiplinger’s Personal Finance magazine named Nashville as the number one “smart place to live”. This ranking considered housing costs, economic diversity and the cultural scene according to an article in The City Paper On-line dated May 9, 2006. The 2007 Report from Worldwide ERC and Primacy Relocation lists Nashville as the 5th “Best City for Relocating Families” based on the ease of relocation and settling into a new life, tax rates, home cost and home appreciation. Entrepreneur.com ranked Nashville as the 8th “Hot City for Entrepreneurs”. Finally, CNNMoney.com ranks Nashville in the top twenty-five “Smartest Cities” based on education, as 31.7% of the residents have completed a bachelor’s degree or higher.
     Since the development of Partnership 2010, a regional economic development initiative, more than 350 companies have relocated their corporate headquarters to Nashville. During January 2006, Partnership 2010 announced its five-year economic development strategy. The strategy focuses on annual job growth of 1.5% annually, increasing the percentage of adults with bachelor’s degrees along with the high school graduation rate, increased support for entrepreneurs and continued development of the infrastructure.
     In 2005, Nissan Automotive announced they would be moving their corporate headquarters to Williamson County. Initially, their headquarters are located in downtown Nashville until their facilities can be built in Williamson County which is anticipated to take approximately two years to complete. Capital Bank and Trust Company has branches conveniently located near both of these sites. Groundbreaking ceremonies for the Nissan facility were held during June 2006. WKRN News Channel 2 in Nashville reported that 42% of the employees working at Nissan’s California office are expected to relocate to Nashville. Upon completion, Nissan’s local headquarters is reported to employ approximately 1,300 employees. It is expected that less than half of those positions will be occupied by executives currently living in California which should create opportunities for local residents.
     The local economy presents many opportunities to the Company which Management believes will lead to continued growth; however, Management recognizes there will be challenges from competition in the form of a number of financial institutions that have either existing branch locations or plans to move into the Middle Tennessee area.
Technological Advances within the Organization
     During May 2006, the Company introduced remote deposit capture to select commercial customers and has successfully implemented multiple customers on the new system. This system enables creditworthy commercial customers to process non-cash items from the convenience of their business locations. Management believes this service will not only benefit existing customers but it will enable the bank to attract new deposit accounts from commercial customers while reducing errors, courier costs and processing times.
     The Company also plans to introduce electronic branch capture by the end of the fourth quarter. This process will enable each of the Company’s retail locations to electronically

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
transmit customer deposit transactions rather than relying upon the physical delivery of items to our processing center. Management anticipates that this system will significantly reduce potential errors, shorten processing times and reduce courier expenses. In addition, the system will permit us to offer extended deposit cut-off times, thereby providing us with additional earnings related to increased same-day deposits. Finally, the new system will bolster the Company’s business continuity plan by providing the ability to electronically transmit deposit items from any retail location in the event of branch disruptions due to weather, power outages or other man-made natural disasters.
     The Company’s Commercial Services Team selected a customer profitability system that was implemented during the third quarter 2006. This system enables Executive Management to better analyze and identify the overall profitability of the Company’s customer relationships. Furthermore, the system enables account officers to develop optimal product/pricing combinations that will strengthen individual customer relationships and enhance overall profitability.
     Also during 2006, the Company has been preparing to enhance its ATM/Debit card program to reduce the inherent risks associated with the service. The new real-time system will provide several benefits, including better customer service, reduced processing times and new anti-fraud detection measures. While the target live date for the new system is February 2007, extensive planning, implementation and testing will be conducted throughout the fourth quarter of 2006.
     The IT Department hired an Electronic Banking Administrator during January of 2006 to oversee Internet Banking, ATM/Debit card processing and related services. The Electronic Banking Administrator, who is also certified as an Accredited ACH Professional, provides needed technical and compliance support for the Company’s growing Cash Management function. In addition, the IT Department has hired a Network Administrator who began during the third quarter of 2006, to help manage the growing complexities of the Company’s technological infrastructure.
Results of Operations
     Net earnings were $3.1 million for the nine months ended September 30, 2006, as compared to $2.4 million for the same period in 2005. The increase in earnings is primarily the result of continued growth in the earning assets of the Company, especially in the Company’s loan portfolio.

	Nine months ended
	September 30,
			Percent
(In Thousands, except percentages)	2006	2005	Increase

Interest income	$27,278	$18,970	43.8
Interest expense	13,188	7,774	69.6

Net Interest Income	14,090	11,196	25.8
Provision for possible loan losses	1,120	1,212	(7.6)

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED

	Nine months ended
	September 30,
			Percent
(In Thousands, except percentages)	2006	2005	Increase

Net interest income after provision for possible loan losses	12,970	9,984	29.9
Non-interest income	1,801	1,653	9.0
Non-interest expense	9,921	7,958	24.7

Earnings before income taxes	4,850	3,679	31.8
Income taxes	1,773	1,289	37.5

Net earnings	3,077	2,390	28.7

     Net Interest Income. As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during a period of volatility in interest.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $8.3 million or 43.8% during the nine months ended September 30, 2006, as compared to the same period in 2005. Interest income for the quarter ended September 30, 2006, increased $2.8 million or 39.4% over the quarter ended September 30, 2005, and increased $590,000 compared to the second quarter of 2006. The ratio of average earning assets to total average assets was 96.34% as of September 30, 2006, and 96.35% as of September 30, 2005. The increase in interest income resulted primarily from an increase in the interest income recorded on loans due to increased loan volume and increases in interest rates.
     Interest expense increased by $5.4 million for the nine months ended September 30, 2006, or 69.6% to $13.2 million compared to $7.8 million for the same period in 2005. Interest expense for the quarter ended September 30, 2006, increased $1.8 million or 58.8% as compared to the quarter ended September 30, 2005. Interest expense for the quarter ended September 30, 2006, increased $450,000 compared to the second quarter of 2006. Such increases in interest expense can be attributable primarily to an increase in average interest-bearing liabilities combined with increasing rates in the Company’s very competitive market.
     The foregoing resulted in net interest income of $14.1 million for the nine months ended September 30, 2006, for an increase of $2.9 million or 25.8%, compared to the same period in 2005. Net interest income for the quarter ended September 30, 2006, increased $954,000, or 24.2%, over the third quarter of 2005 while there was an increase of $140,000, or 2.9%, over the second quarter of 2006. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.
     The increase in net interest income of 25.8% is attributed to the Company’s sensitivity to assets combined with the large investment in loans rather than other interest earning assets. As of September 30, 2006, the Company has 85.9% of its interest earning assets invested in loans. During the first nine months of 2006, the loan portfolio of the Company has continued to grow significantly while investments have experienced little growth.
     The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.92% for the nine months ended September 30, 2006, compared to 3.80% for the same period in 2005. Interest earning assets have grown at a faster rate than the interest bearing liabilities. The average year to date balances of interest earning assets exceed the average year to

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
date balances of interest bearing liabilities by approximately $8.2 million. Additionally, the average rate charged on loans has increased from 6.82% as of September 30, 2005, to 7.68% as of September 30, 2006. The Company has also reduced the average year to date balance in Federal funds borrowed by approximately $8.3 million since the prior period year to date and has increased the average year to date balance in Federal funds sold by approximately $785,000. All of these factors have led to an increase in the net interest income. According to certain economists, interest rates are expected to remain relatively stable for the remainder of 2006. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2006 to maintain a satisfactory net interest margin.
     Provision for Possible Loan Losses. The provision for possible loan loss was $1.1 million and $1.2 million for the first nine months of 2006 and 2005, respectively. The decrease in the provision in 2006 was based upon lower than anticipated loan losses during 2006 and the determination that future anticipated loan losses are adequately reserved against by the lower provision. The provision for loan losses is based on past loan experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible loan losses. See “Critical Accounting Estimates” below for a further discussion of the allowance for possible loan losses.
     Non-Interest Income. Non-interest income increased $148,000 or 9.0% to $1.8 million during the nine months ended September 30, 2006, compared to $1.7 million for the same period in 2005. Non-interest income decreased $2,000 or 0.3% for the quarter ended September 30, 2006, as compared to the comparable quarter in 2005 and also increased $33,000, or 5.8%, compared to the second quarter of 2006. The overall increase in 2006 was primarily due to increased service charges on deposit accounts. Fees collected for non-sufficient funds and overdrafts increased by approximately $120,000 for the first nine months of 2006 from $818,000 as of September 30, 2006 compared to $698,000 as of September 30, 2005. Additionally, CBT Investment Services which was introduced during the fourth quarter of 2005, generated $78,000 of revenue during the nine months ended September 30, 2006.
     Non-Interest Expense. Non-interest expense increased $2.0 million, or 24.7%, to $9.9 million during the first nine months of 2006 compared to $8.0 million during the same period in 2005. Non-interest expense increased by $571,000, or 19.3%, for the quarter ended September 30, 2006, as compared to the comparable quarter in 2005 and also increased $258,000, or 7.9%, compared to the second quarter of 2006. The increase in 2006 was due to increases in salaries and employee benefits, occupancy expense, stock options and in other variable operating expenses related to the growth of the Company. Since September 30, 2005, the Company has increased its number of full-time equivalent employees from 97 to 119. During the past year the Company has hired several management level employees to support the continued growth and specialization of various departments within the Company. During the second quarter of 2005, the Company leased an additional space of approximately 9,100 square feet adjacent to its main office location for corporate administration. Additionally, the Company opened a new branch location in Williamson County, Tennessee, during October of 2006. Opening new branches typically results in an increase of non-interest expenses associated with employee and occupancy costs. The Company’s efficiency ratio (non-interest expense as a percentage of the sum of net interest income and non-interest income) was 62.49% for the nine months ended September 30,

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
2006, as compared to 62.01% for the same period in 2005. Many analysts view the efficiency ratio as a measure of the amount of expense that is incurred to generate a dollar of revenue.
     Income Taxes. Income taxes were $1.8 million for the first nine months of 2006 as compared to income taxes of $1.3 million for the first nine months of 2005 due to increased earnings this year. Taxes were $618,000 for the quarter ended September 30, 2006, as compared to $407,000 for the same period in 2005. The effective tax rate remained stable at 38.0%.
Financial Condition
     The Company’s total assets increased $56.0 million, or 11.8%, to $529.9 million at September 30, 2006, from $473.9 million at December 31, 2005.
     Loans. Loans, net of allowance for loan losses, totaled $431.3 million at September 30, 2006, a 12.0% increase compared to $385.1 million at December 31, 2005. The net increase in loans was primarily composed of a 23.0% increase in real estate construction loans and a 13.5% increase in commercial loans.
     The following schedule details the loans of the Company at September 30, 2006, and December 31, 2005:

	September 30,	December 31,
(In Thousands)	2006	2005

Commercial, financial & agricultural	$191,001	$168,285
Real estate – construction	108,360	88,118
Real estate – mortgage	132,364	129,107
Consumer	5,888	4,906

	437,613	390,416
Unearned income	(685)	(714)
Allowance for possible loan loss	(5,591)	(4,604)

	$431,337	$385,098

     Investment Securities. Securities increased $7.4 million, or 12.9%, from $57.0 million at December 31, 2005, to $64.4 million at September 30, 2006. At September 30, 2006, the market value of the Company’s securities portfolio was less than its amortized cost by $810,000,

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
or (1.3%). At December 31, 2005, the market value of the Company’s securities portfolio was less than its amortized cost by $1.1 million (2.0%). The weighted average yield (stated on a tax-equivalent basis) of the securities at September 30, 2006, was 4.88%. The Company has an extremely conservative approach to investments. All investments contained in the portfolio are government grade with no corporate bonds. Approximately 41.3% of the portfolio consists of mortgage-backed securities. Although the investment portfolio’s cash flow is expected to decrease in a rising interest rate environment due to the amount of mortgage-backed securities in the portfolio, the average maturity of the portfolio increases by less than one year should interest rates instantaneously increase by 100 basis points.
     All the Company’s securities are classified as available-for-sale.

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Market	Amortized	Market
(In Thousands)	Cost	Value	Cost	Value

U.S. Treasury and other U.S. government agencies and Corporations	$23,853	$23,658	$20,941	$20,556
Obligations of states and political subdivisions	14,417	14,344	11,058	10,914
Mortgage-backed securities	26,941	26,399	26,157	25,570

	$65,211	$64,401	$58,156	$57,040

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2006, which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     In addition, the Bank has invested in bank owned life insurance (“BOLI”) policies to finance certain employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research, BOLI is a widely used tool intended to benefit the Bank and to enable the Bank to fund cost-effective benefits for employees. The Bank treats BOLI life insurance products as bank investments. Presently, the Bank has invested $5.3 million in these policies, in which $3.0 million was invested during June 2006. The investments earned $132,000 for the Bank during the first nine months of 2006 (a 4.45% annualized rate of return, on a pre-tax benefit basis).
     Total liabilities increased by $52 million, or 11.7%, to $497.3 million for the nine months ended September 30, 2006, compared to $445.3 million at December 31, 2005. The primary components of this increase were a $53.9 million increase in total deposits during the nine months ended September 30, 2006, and a $1.4 million decrease in advances from the Federal Home Loan Bank.
     The increase in assets in the third quarter of 2006 as mentioned earlier was funded primarily by increases in deposits. Total deposits increased from $378.7 million at December 31, 2005, to $432.6 million at September 30, 2006, representing an increase of 14.2%. The

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
Company experienced the largest amount of growth in deposits related to time deposits which increased $70.8 million, or 34.6%, from $204.6 million at December 31, 2005, to $275.3 million at September 30, 2006. Included in the time deposit growth, brokered time deposits increased $10 million, or 22.9%, from $43.7 million as of December 31, 2005, to $53.7 million as of September 30, 2006. The growth of time deposits is attributed to special deposit campaigns offering competitive rates on these accounts during the period. Additionally, the Company began special deposit campaigns targeted toward the growth of interest bearing deposit accounts. As a result, the Company also experienced growth related to interest-bearing demand deposit accounts which increased $6.2 million, or 54.7%, from $11.4 million at December 31, 2005, to $17.6 million at September 30, 2006. Over the nine months ended September 30, 2006, the Company has experienced a decline in both demand deposit accounts and the savings accounts. Demand deposit accounts decreased $5.7 million, or (14.0%). The decrease in demand deposit accounts is attributed to the number of commercial customers and the volatility and size of transactions associated with those accounts. Savings accounts have decreased $17.3 million, or (14.3%) as of the year to date September 30, 2006. The special time deposit campaigns mentioned previously have resulted in some customers transferring funds from money market and savings accounts into time deposits to take advantage of the higher rates offered on those products. Securities sold under repurchase agreements decreased to $2.3 million during the third quarter of 2006 for a total decrease of $1.6 million since the December 31, 2005, balance of $3.9 million. Advances from Federal Home Loan Bank decreased to $45.4 million as of September 30, 2006, for a total decrease of $1.4 million, or (3.1%), since the December 31, 2005, balance of $46.9 million.
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
     The Company’s first mortgage single-family residential, consumer and other revolving credit plans, which total approximately $122.6 million, $4.5 million, and $1.4 million, respectively at September 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on non-accrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on non-accrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is no longer in doubt. At September 30, 2006, the Company had non-accrual loans totaling $451,000 as compared to $427,000 at December 31, 2005, representing 0.10% and 0.11% of total loans, respectively.
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2006, the Company had $1.0 million in loans that have had the terms modified in a troubled debt restructuring.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at September 30, 2006, and December 31, 2005, were as follows:

	September 30, 2006		December 31, 2005
		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan
(In Thousands)	Investment	Loss	Investment	Loss

Impaired loans with allowance for loan loss	$770	$198	$519	$130
Impaired loans with no allowance for loan loss	272	—	556	—

	$1,042	$198	$1,075	$130

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the nine months ended September 30, 2006, and 2005, was $1.0 million and $751,000, respectively. Interest income recognized on these loans was $80,000 and $52,000 for the nine months ended September 30, 2006, and 2005, respectively.
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2006:

	September 30, 2006		December 31, 2005
	Past Due 90	Non-	Past Due 90	Non-
(In Thousands)	Days	Accrual	Days	Accrual

Real estate – mortgage	$190	$264	$321	$287
Real estate – construction	82	—	—	56
Consumer loans	5	187	5	34
Commercial	266	—	13	50

	$543	$451	$339	$427
Renegotiated loans	$263	$38	$68	$7
     The Company’s allowance for loan losses at September 30, 2006, was $5.6 million as compared to $4.6 million at December 31, 2005. Non-performing loans amounted to $1.3 million at September 30, 2006, as compared to $766,000 at December 31, 2005. Non-performing loans are loans which have been placed on non-accrual status, loans that are 90 days past due plus past due renegotiated loans. Net charge-offs totaled $133,000 for the first nine months of 2006 and $449,000 for the same period in 2005. Recoveries amounted to $33,000 for the first nine months of 2006 and $85,000 for the same period in 2005. The provision for possible loan losses was $1.1 million for the first nine months of 2006 and $1.2 million for the first nine months of 2005. The provisions for these periods are considered by management to be reasonable.
     The allowance for possible loan losses at September 30, 2006, represents 1.3% of total loans outstanding. At December 31, 2005, the allowance for possible loan losses represented 1.2% of total loans outstanding. Management has a system in place to identify and monitor problem loans. A Reserve for Loan Loss Calculation is prepared each quarter end to determine the adequacy of the allowance for loan losses (“ALL”). On an ongoing basis during each quarter, formal reviews and analyses are performed including analyses of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain loans (including material loan relationships and problem loans), loan activity since the previous assessment, Loan Administration reports prepared by the Loan Review Officer and other employees, consideration of current or changing economic conditions, and analysis of other information pertinent to the condition and performance of the bank’s loan portfolio. The level of the ALL to net loans outstanding will vary depending on the results of ongoing analyses and the quarterly Reserve for Loan Loss Calculation. The calculation and other pertinent information is presented to and

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
approved by the Board of Directors quarterly. Management believes the ALL at September 30, 2006, to be adequate and appropriate.
Transactions in the allowance for loan losses were as follows:

	September 30,
(In Thousands)	2006	2005

Balance, January 1, 2006, and 2005, respectively	$4,604	$3,503
Add (deduct):
Losses charged to allowance	(166)	(534)
Recoveries credited to allowance	33	85
Provision for loan losses	1,120	1,212

Balance, September 30, 2006, and 2005, respectively	$5,591	$4,266
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
     The following table presents total internally graded loans as of September 30, 2006, and December 31, 2005:

	September 30, 2006
		Special
(In Thousands)	Total	Mention	Substandard	Doubtful	Loss

Commercial, financial and agricultural	$1,970	$19	$1,947	$4	$—
Real estate mortgage	1,243	—	1,215	—	28
Real estate construction	2,417	—	2,417	—	—
Consumer	126	—	30	96	—

	$5,756	$19	$5,609	$100	$28

	December 31, 2005
		Special
(In Thousands)	Total	Mention	Substandard	Doubtful	Loss

Commercial, financial and agricultural	$1,741	$494	$1,244	$3	$—
Real estate mortgage	1,467	229	1,148	90	—
Real estate construction	—	—	—	—	—
Consumer	148	16	73	59	—

	$3,356	$739	$2,465	$152	$—

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     The largest change in internally graded loans over the first nine months of 2006 has occurred in the real estate construction loan category. The $2.4 million of substandard loans listed above relates to a single borrower. Management does not believe this to be indicative of an adverse trend in real estate construction loans.
     Of the $5.8 million internally graded loans noted above as of September 30, 2006, management believes that approximately $1.2 million in principal losses are possible, for which a specific loan loss allowance has been made. Potential principal losses are up approximately $600,000 from December 31, 2005 when management believed that approximately $595,000 in principal losses was possible, for which a specific loan loss allowance had been made. The increase is attributed to the single borrower which has been internally graded as substandard in the real estate construction loan category as mentioned previously.
     Residential real estate loans that are graded substandard, doubtful or loss, totaling $1.2 million at September 30, 2006, and December 31, 2005, consist of 20 and 21 individual loans, respectively that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Potential losses on these loans are anticipated by management for which a loan loss allocation has been made in the amount of $299,000.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	September 30, 2006		December 31, 2005
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
(In Thousands)		Total Loans		Total Loans

Commercial, financial and agricultural	$2,268	41.6%	$2,298	43.1%
Real estate construction	1,517	24.6%	731	22.6%
Real estate mortgage	1,624	32.6%	1,282	33.1%
Consumer	182	1.2%	293	1.2%

	$5,591	100.0%	$4,604	100.0%

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
     The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
factors. Securities totaling approximately $2.3 million (3.6% of the portfolio) is presently scheduled to mature or reprice within the next 12 months. Additionally, the Company expects to receive approximately $12.7 million of projected principal and interest payments from its security portfolio over the next twelve months.
     A secondary source of liquidity is the Company’s loan portfolio. Residential construction and commercial real estate loans which are short term in nature continue to provide a significant source of liquidity to the Company. Over the past 12 months, the loan portfolio has averaged about $24.8 million per month in principal payments alone. At September 30, 2006, loans of approximately $251.3 million (58.3% of the portfolio) either will become due or will be subject to rate adjustments within 12 months from the respective date. Loans subject to maturity equal $177.1 million with $74.2 million of the loans repricing over the next 12 months. The Company’s emphasis has been placed on structuring adjustable rate loans.
     As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $135.0 million (49.0% of the total time deposit portfolio) will mature or could reprice during the next 12 months. The Company’s deposit base increased approximately $53.9 million during the nine months ended September 30, 2006. The increase in deposits consists of a $496,000 increase in transactional accounts, a $17.3 million decrease in savings and money market deposits accounts and a $70.8 million increase in time deposits. Advances from the Federal Home Loan Bank decreased to $45.4 million at September 30, 2006, from $46.9 million at December 31, 2005.
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
     It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. The Company has established branches in Sumner and Davidson Counties and opened another full service branch location in Williamson County during October 2006 and expects these locations to have a favorable impact on the deposit base. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.
     In addition, during 2005 the Company issued approximately $12 million in trust preferred securities to help fund liquidity and capital needs.
     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.
Off Balance Sheet Arrangements

CAPITAL BANCORP, INC.
FORM 10-Q CONTINUED
     At September 30, 2006, the Company had unfunded loan commitments outstanding of $125.3 million and outstanding standby letters of credit of $3.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments (payoffs, principal payments and interest payments), investment security maturities along with principal and interest payments received on securities, and cash flows and short-term borrowings.
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
     There are no known material changes in reported market risks during the nine months ended September 30, 2006, known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
(a)	Not applicable

(b)	Not applicable.

(c)	The Issuer did not repurchase any of its shares during the third quarter of 2006.

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
Item 4. Submission Of Matters To A Vote Of Security Holders
There were no matters submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.
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

CAPITAL BANCORP, INC
(Registrant)
DATE: November 8, 2006	/s/ R. Rick Hart
R. Rick Hart, Chairman, President and
Chief Executive Officer

DATE: November 8, 2006	/s/ Sally P. Kimble
Sally P. Kimble, Executive Vice President and
Chief Financial Officer