Form 10-K
period 2006-12-31
CAPITAL BANCORP INC
filed 2007-03-08
CIK 1136303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File Number: 000-51114

CAPITAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1848668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1820 West End Avenue Nashville, Tennessee	(37203)
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (615) 327-9000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

No par value common stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reposts pursuant to Section 13 of Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $57,293,454. The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each of such Director and executive officer individually disclaims.

As of March 6, 2007, Capital Bancorp, Inc., had 3,629,575 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

CAPITAL BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

Description of Business

The Company

Capital Bancorp, Inc. (the “Company”) is a one bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was chartered in the State of Tennessee in March of 2001 for the purpose of becoming the parent bank holding company of Capital Bank & Trust Company (“Bank”). The Bank’s Shareholders approved a share exchange between the Company and the Bank on April 24, 2001. The share exchange became effective on July 1, 2001. The primary business of the Company is owning and managing its investment in the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to and substantially dependent on those of the Bank in 2006. The Company has elected not to seek financial holding company status, although it believes that it is eligible to do so.

Recent Development

On February 5, 2007, Renasant Corporation, a Mississippi corporation (“Renasant”), Renasant Bank, a Mississippi banking association, Capital Bancorp, Inc., a Tennessee corporation (“Capital”), and Capital Bank & Trust Company, a Tennessee banking association (“Capital Bank”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Capital will merge with and into Renasant (the “Merger”), with Renasant being the surviving corporation in the Merger. Immediately following the Merger, Capital Bank will be merged with and into Renasant Bank, with Renasant Bank being the surviving banking association in such merger.

Under the terms of the Merger Agreement each outstanding share of Capital’s common stock (other than treasury shares and shares held by Capital stockholders who have exercised and maintained their dissenter’s rights) will be converted into the right to receive either (i) $38.00 in cash (ii) 1.2306 shares (the “Exchange Ratio”) of Renasant common stock or (iii) a combination of 40% cash, in the amount listed above, and 60% Renasant common stock, at the Exchange Ratio listed above. Each stockholder of Capital will be entitled to elect the type of merger consideration he or she wishes to receive for his or her shares of Capital common stock, subject to an overall limitation that the aggregate stock consideration shall be no more than 65% and no less than 60% of the total merger consideration received by Capital stockholders. The Merger is intended to qualify as a tax-free reorganization with respect to the portion of the merger consideration received as shares of Renasant common stock. Outstanding options to purchase Capital common stock granted under Capital’s equity plans will be automatically converted into options to purchase Renasant common stock, except that (i) the per share exercise price of such options will be adjusted by dividing such exercise price by the Exchange Ratio and (ii) the number of shares subject to such options will be adjusted by multiplying such number of shares by the Exchange Ratio.

Consummation of this merger is subject to the receipt of required regulatory approval as well as the approval of both Renasant’s and Capital’s shareholders and the satisfaction of other customary closing conditions. Subject to approval, the transaction is expected to be completed during the third quarter of 2007.

Business Development in 2006.

During 2006 the Bank continued to focus on developing its financial services business in Davidson County, Tennessee and in other areas (generally, in those counties contiguous to Davidson County, particularly Sumner and Williamson Counties in Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the real estate development business, business executives, professionals and other individuals. The Bank operates throughout Davidson County, Tennessee, with three offices located in Nashville, a full service branch office in Hermitage, Tennessee and full service branch offices in Hendersonville, Goodlettsville and Franklin, Tennessee.

At December 31, 2006, the Company had total earning assets of approximately $539.4 million, and total Shareholders’ equity of approximately $35.0 million. The Company reported consolidated net earnings of approximately $4.2 million for fiscal 2006. At December 31, 2006, the Bank’s total loans (net of allowance for loan losses of $5.6 million and net of unearned income of $656,000) were $458.6 million and its total deposits were $465.0 million. Of these loans, as of December 31, 2006, approximately $150.1 million were pledged to secure advances from the Federal Home Loan Bank Board and $44.8 million in investment securities were pledged to secure time deposits from governmental units or agencies that require security for their deposits. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“Management’s Discussion and Analysis”), and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item. The foregoing financial information is consolidated with the financial information for Capital Bank & Trust Company.

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

The Bank concentrates on developing its financial service business in Davidson, Sumner, and Williamson Counties in Tennessee and in other trade areas (generally, in the other counties contiguous to Davidson County). It currently operates seven full-service banking offices located in Davidson County, Sumner County and Williamson County in Tennessee. Its main office is located in Nashville, Tennessee and it has additional full-service branches in Nashville,

Goodlettsville, Hendersonville, Hermitage, and Cool Springs, Tennessee. In October 2006, the Bank opened a new branch office in the Franklin area of Williamson County. The Bank’s deposits are insured by the FDIC as provided by law. It has not elected to seek membership in the Federal Reserve System.

The principal executive offices of the Bank are located at 1820 West End Avenue, Nashville, Davidson County, Tennessee 37203, telephone (615) 327-9000.

Business of the Bank.

The Bank focuses its business in Middle Tennessee. The Middle Tennessee area is generally comprised of the Nashville, Tennessee Metropolitan Statistical Area. The Bank’s primary source of income in 2006 was its earnings principally derived from interest income from loans and returns from its investment portfolio. During 2006, the Bank derived approximately 93.4% of its gross earnings from interest income and approximately 6.6% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Middle Tennessee, primarily in the Davidson, Sumner and Williamson County trade areas, through its commercial banking operations.

The Bank engages in a full service commercial and consumer banking business, including the following services:

*	Accepting time and demand deposits,

*	Providing personal and business checking accounts, and

*	Making secured and unsecured commercial and consumer loans.

*	Investment services

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

The Bank offers the following support services to make financial management more efficient and convenient for its customers:

*	personalized service

*	telephone banking

*	night deposit services

*	on-line banking

*	direct deposit

*	automatic bill payment service

*	safe deposit boxes

*	drive-up banking

*	U.S. Savings Bonds

*	travelers’ checks

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

In the fourth quarter of 2005 the Bank contracted with Linsco/Private Ledger Corp., a registered broker-dealer and investment advisor, to sell various securities and other financial investment products to the public through a division of the Bank called CBT Investment Services. These sales activities occur at designated locations in the Bank’s main office or branches through one or more employees of the Bank who are also licensed securities salespersons with Linsco/Private Ledger Corp. The securities and investment products offered include:

*	Mutual Funds

*	Fixed and Variable Annuities

*	Money Market Instruments

*	Treasury Securities

*	Bonds

*	Stocks

*	Financial Planning Services

The Bank receives a fixed commission on sales of securities and investment products through the investment division. The Bank is responsible for certain expenses of the program, including providing furnishings and equipment and personnel costs.

The Bank’s primary service area is located in Davidson County and the surrounding portions of the Nashville Metropolitan Statistical Area. Within the defined service area of the Bank’s main office, the banking business is highly competitive. The Bank competes primarily with banks and with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, retailers, and other types of businesses that offer credit, loans, check cashing, and comparable services. The Bank is a relatively small commercial bank in its market area. Deposit deregulation has intensified the competition for deposits among banks and other types of companies in recent years. Deposit gathering and the effective and profitable use of those deposits are two of the most daunting challenges faced by the Bank in particular and the financial services sector in general. In addition, the Bank is presently confronted with a rising interest rate environment. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information and analysis.

The Bank is subject to extensive supervision and regulation by federal banking agencies. Its operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to lending. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Annual Report on Form 10-K.

The Company and Capital Bank & Trust Company are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. Certain ratios for the Company and the Bank in 2005 and 2006 are set forth below:

	Capital Level Meeting Regulatory Definition of “Well Capitalized”	Company		Bank
		2006	2005	2006	2005
	(%)	(%)	(%)	(%)	(%)
Tier I Capital Ratio	4.00	9.19	9.47	9.06	9.57
Total Risk-Based Ratio	8.00	11.12	11.97	10.23	10.76
Leverage Ratio	4.00	7.46	8.03	7.94	8.10

Based solely on its analysis of federal banking regulatory categories, the Company and its subsidiary Capital Bank & Trust Company appear to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. The Company and the Bank recognize that their continued rapid growth, if it continues as planned, will almost certainly require additional capital in excess of retained earnings. In 2005 the Company issued $12 million in trust preferred securities to provide additional capital availability. The Company and the Bank have used a portion of the funds from the trust preferred securities for their respective capital needs.

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

YEAR ENDED DECEMBER 31

(Dollars in Thousands Except Per Share)

	2006	2005	2004	2003	2002
Total Assets	$564,442	$473,894	$374,109	$281,969	$239,405

Total Earning Assets	539,436	448,286	354,806	265,426	224,549

Net Loans	458,593	385,098	289,338	214,334	173,385

Deposits	464,952	378,670	280,027	224,230	189,895

Stockholders’ Equity	34,969	28,612	25,788	20,843	18,632

Gross Revenues	39,947	29,005	19,934	17,607	15,699

Interest Income	37,310	26,728	17,724	15,029	13,721

Non-Interest Income	2,637	2,277	2,210	2,578	1,978

Net Earnings	4,181	3,224	3,373	2,397	1,627

Basic Earnings Per Share	1.18	0.93	1.04	0.77	0.52

Diluted Earnings Per Share	1.14	0.88	1.00	0.72	0.50

(Continued on next page.)

YEAR ENDED DECEMBER 31

(Dollars in Thousands Except Per Share)

	2006	2005	Percentage Increase (Decrease) from 2005 to 2006
Total Assets	$564,442	$473,894	19.11%

Total Earning Assets	539,436	448,286	20.33%

Net Loans	458,593	385,098	19.08%

Deposits	464,952	378,670	22.79%

Stockholders’ Equity	34,969	28,612	22.22%

Gross Revenues	39,947	29,005	37.72%

Interest Income	37,310	26,728	39.59%

Non-Interest Income	2,637	2,277	15.81%

Net Earnings	4,181	3,224	29.68%

Basic Earnings Per Share	1.18	0.93	26.88%

Diluted Earnings Per Share	1.14	0.88	29.55%

Efficiency

Frequently, one measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating a dollar of revenue. That is, the ratio is designed to reflect the percentage of a dollar which must be expended to generate one dollar of revenue. The Company calculates this ratio by dividing non-interest expense by the sum of net interest income and non-interest income. For 2006, the efficiency ratio was 63.3%, compared to 62.6% for 2005 and 61.2% for 2004. The Company operates on the principle of community bank levels of service; however, money center bank measures of “efficiency ratios” are not believed to be fairly applicable to the Company or to Capital Bank & Trust Company. In order to compete more effectively against larger commercial banks and thrifts, the Company has elected to provide the high levels of service that mandate or merit higher levels of personnel per dollar of assets than might be true of a larger institution. However, like any other well run business, the Company remains committed to aggressively managing its costs within the framework of its own business model. This is a forward-looking statement, and actual results could differ because of several factors, including those specified or described in the discussion of “Cautionary Statement Regarding Forward-Looking Statements.”

Subsidiaries

The Company has two direct subsidiaries—Capital Bank & Trust Company and Capital Bancorp Capital Trust I. The Bank has one active subsidiary, Capital Housing Improvement Projects, Inc., which assists the Bank in providing affordable housing to lower income customers.

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

Among other things, federal and state laws regulate the Bank’s corporate governance, its lending authority, the interest rates and fees it may charge, its manner of doing business, its employment practices, its community reinvestment obligations, its consumer privacy policies and procedures, its credit-reporting activities, its relationship with the Holding Company and its other affiliates, its ability to merge with, acquire, or be acquired by other entities, its requisite minimum capital and the forms of capital, its ability to branch, its payment of dividends or other distributions, the types of businesses in which it can engage, and many other aspects of its business. The Bank is subject to examination and supervision by the FDIC and the TDFI and it must pay for such examination and supervision.

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

Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. Historically, however, the Company has elected not to pay a cash dividend. The Company has elected, instead, to reinvest its earnings to support the growth of the Company and Capital Bank & Trust Company. The Company expects to continue that dividend policy at least for fiscal year 2007 and, assuming continued growth consistent with historical experience, it is currently expected that the Company would continue its reinvestment strategy indefinitely (and thus not pay cash dividends for the foreseeable future). However, the Company could in the future elect to pay stock and/or cash dividends in 2007 or in later years if so determined by its board of directors. Currently, however, the funds available for dividends are expected to be retained by the Company to support the Company’s planned growth in deposits and loans. The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.”

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

Bank holding companies within the meaning of T.C.A. $45-2-1401 of the Tennessee Banking Act are also subject to regulation under that Tennessee Act. As such, a bank holding company and its subsidiaries could be subject to examination by, and could be required to file reports with, the TDFI under specified circumstances.

Effective in late 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. Based on information published by the FDIC as of June 30, 2006, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee that has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.

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

The FDIC has adopted regulations under the Federal Deposit Insurance Act governing the receipt of brokered deposits. Under the regulations, an FDIC-insured depository institution cannot accept, roll over or renew brokered deposits unless (a) it is well capitalized or (b) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Because the Bank was well capitalized as of December 31, 2006, the Company believes the brokered deposits regulation will have no material effect on the funding or liquidity of Capital Bank & Trust Company. Presently, the Bank utilizes some brokered deposits in the form of certificates of deposit obtained outside of the Bank’s geographic market in order to reduce the cost of deposits. At December 31, 2006, approximately 14.8% percent of our total deposits could be classified as brokered certificates of deposit.

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

At December 31, 2006, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

	Capital Bancorp, Inc.	Well-Capitalized Institutions*	Minimum Required by Regulation
Tier 1 Capital	9.19%	6.00%	4.00%

Total Risk-Based Capital	11.12%	10.00%	8.00%

Leverage Ratio	7.46%	5.00%	4.00%

*	See “Prompt Corrective Action” below.

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

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the FDIC, as the case may be. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2006. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver.

The federal regulators continue to study and to propose changes to the capital requirements applicable to the Company and Capital Bank & Trust Company. There is ongoing study, discussion and regulatory debate about international capital standards known as the Basel Accords. See “Capital Adequacy Developments,” below. The supervisory review aspect of the Basel framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy. The Company does not anticipate that these changes will adversely affect the Company or the Bank. The Company believes that is capital position is adequate and that it meets all federal capital standards applicable to it and to the Bank.

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

The Company believes that the Bank, as of December 31, 2006, had sufficient capital to qualify as “well capitalized” under most applicable regulatory capital categories.

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

The Agencies announced that a notice of proposed rulemaking on possible revisions to risk-based capital adequacy regulations relating to Basel II during the fourth quarter of 2006. Possible changes to capital regulations for U.S. banking organizations not subject to the Basel II -based regulations is to be considered and addressed in this same general time.

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

The principal geographic area of the Company’s operations encompasses Nashville, Davidson County, Sumner County, and Williamson County, and other areas of Tennessee contiguous to Davidson County. These areas are located in the Nashville-Davidson-Murfreesboro Metropolitan Statistical Area (the “MSA”). In the MSA, there were 59 commercial banks and savings institutions operating 506 offices as of June 30, 2006 (based on data published by the FDIC). Of these 492 offices were operated by 55 commercial banks which alone held an aggregate of $28.2 billion in deposits as of June 30, 2006 (again, based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including financial institutions with national and regional scope, as well as with a variety of other local banks, financial institutions, and financial services companies.

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

Personnel

At year-end 2006, the Bank employed 121 full-time equivalent personnel, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

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

Transactions with the Company’s Accountants

As a matter of policy, the Company avoids being involved in transactions with its firm of independent certified public accountants that would, in the Company’s view, jeopardize that firm’s independence. The Company values the work and the independent perspective offered by that firm but engages in no material consulting service agreements with that firm. For example, in 2006, the fees for non-audit services for the Company and the Bank were $1,000 as opposed to $94,000 for audit and audit-related fees. Additional information concerning the Company’s principal accountants is set forth in Item 14 of this Annual Report on Form 10-K, “Principal Accountant Fees and Services.”

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

Line of Business

The Company’s principal business is the ownership of the Banks’ stock. The Bank operates under the Tennessee Banking Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2006. Please refer to the Management’s Discussion and Analysis and to the Consolidated Financial Statements for additional information about the Company’s business activities.

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

Name	Age	Office and Business Experience
R. Rick Hart	58	Chairman, President, and CEO of the Company, 2001 - present; Director of the Company, 2001 - present; Chairman of the Bank, 2000 - present; President and CEO of the Bank, 1994 - present; Director of the Bank 1994 - present.

John W. Gregory, Jr.	56	Executive Vice President and Chief Operating Officer of the Company, 2001 - present; Corporate Secretary of the Company, 2003 - present; Executive Vice President and Senior Lender of the Bank, 1994 - present; Director of the Bank 1994 - present.

Sally P. Kimble	53	Executive Vice President and Chief Financial and Accounting Officer for the Company, 2002 - present; Senior Vice President and Chief Financial and Accounting Officer for the Company, 2001 - present, and for the Bank, 2000 - present; Treasurer of the Company and the Bank; 1988-1999, Senior Vice President and Chief Financial Officer of First Bank & Trust and First Financial Corporation, Mt. Juliet, Tennessee.

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

Investing in our stock involves various risks related to our company, the industry in which we operate and the markets as a whole. Prospective investors should carefully consider the risk factors set forth below as well as others described elsewhere in this Annual Report. The risks and uncertainties described herein are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risk factors actually occurs, our business or financial condition, or our results of operations could be adversely affected. If that happens, the trading price of our stock could decline and you may lose part of all of the value of any or our stock held by you.

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

We have traditionally focused on small business and residential real estate loans in our local market. As of December 31, 2006, approximately 54.5% of the outstanding loan balances is represented by real estate loans. The real estate market is impacted by trends in interest rates. Adverse events in the local real estate market or in interest rates could negatively impact our ability to generate new real estate loans or collect on outstanding real estate loans.

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

Changes in interest rates affect our interest income as well as our interest expense. Fluctuations in interest rates are generally the result of changes in the economy, monetary policy and competitive factors, many of which are beyond our control. Management periodically monitors the interest rate sensitivity of our assets and liabilities, comparing our cost of funds with the interest yields generated primarily through loans and investments. At various times, we experience gaps in the interest rate sensitivity of our assets compared with our liabilities. At such times, if market interest rates should move contrary to our position, our earnings could be negatively impaired.

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

Our common stock is traded on the over-the-counter bulletin board market from time to time. Many transactions are believed to be privately negotiated. The trading volume is very limited and few analysts follow the stock. As a result, shareholders may have a difficult time selling a substantial number of shares for the same price that a smaller number of shares could be sold. Furthermore, the market price of our stock may fluctuate in the future and these fluctuations may be unrelated to our financial performance. Market volatility in the future could adversely affect the price of our common stock and current market prices are not indicative of future market prices.

Certain provisions in our charter, bylaws and other documents could impair a potential takeover of the Company and adversely affect the trading price of our common stock.

Certain provisions in our corporate documents, as well as certain regulations, could make it more difficult and expensive for potential acquirors to acquire the Company, especially in a transaction that is opposed by the board of directors of the Company. As a result, our shareholders may not have an opportunity to participate in such a transaction and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to such takeover transactions.

We operate in a highly regulated industry and failure to comply with all of such regulations could adversely impact our business plan

We operate in a highly regulated industry and are subject to examination, supervision and regulation by various federal and state agencies. Compliance with these regulations is costly and limits our flexibility to pursue certain actions, such as the payment of dividends, merger, sales of assets, investments, interest rates charged or paid and the location of our offices. These regulations also impose certain minimum capital requirements on us. Some of the regulations are difficult to interpret and regulations issued by differing agencies sometimes conflict with one another. Furthermore, the laws and regulations applicable to our industry are likely to change over time and we cannot predict the effect that these changes may have on our ability to purse our business plans.

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

Offices and Properties

The Bank currently operates seven full-service offices, including its main office, in Davidson, Williamson and Sumner Counties in Tennessee. The following table shows the location and the Bank’s ownership rights in its offices:

Principal Purpose	Type of Ownership	Property Location
Main Office of the Bank	Lease	1820 West End Avenue(1) Nashville, Tennessee 37203

Downtown Branch	Lease	222 4th Avenue, North Nashville, Tennessee 37219

Goodlettsville Branch	Own	140 Long Hollow Pike Goodlettsville, Tennessee 37072

Green Hills Branch	Lease	2200 Abbott Martin Road Nashville, Tennessee 37215

Hendersonville Branch	Own	370 East Main Street Hendersonville, Tennessee 37075

Hermitage Branch	Own	4422 Lebanon Road Hermitage, Tennessee 37076

Cool Springs Branch	Lease	9135 Carothers Parkway Franklin, Tennessee 37067

General Office Space	Lease	1808 West End Avenue (2) Nashville, Tennessee 37203

Operations Center	Lease	1816 Hayes Street(2) Nashville, Tennessee 37203

(1)	This lease was originally entered into with an independent owner of the property. Director, Michael D. Shmerling has recently purchased the property from the owner. The purchase will not affect the Bank’s rights under its existing lease.
(2)	This is a lease from an interest of Director Michael D. Shmerling. Please refer to Note 12 to the Consolidated Financial Statements for additional information.

The Bank neither owns nor leases any ATMs.

There are no material encumbrances on any of the properties owned by the Company or the Bank.

Additional information relating to properties is set forth in Note 5 of the Notes to the Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2006, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The Company’s common stock is sometimes thinly traded in the local over-the-counter market from time to time. Many transactions are believed to be privately negotiated. Management believes that Middle Tennessee is the principal market area for the common stock. The following table sets forth the estimated high and low sales prices per share of the common stock for each quarter of fiscal 2006 and 2005. Although management believes that this information is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals. (All of the share information has been adjusted to reflect the two-for-one stock split effected by the Company on July 30, 2004.)

The publicly reported price of the Company’s common stock on March 5, 2007, was $33.00 per share. The Company’s common stock is currently traded on the OTC Bulletin Board with the trading symbol “CPBB.” The information concerning transactions in the Company’s common stock are believed to be reasonably accurate but are not guaranteed.

The following table shows quarterly high and low trade prices for the Company’s common stock as reported to the Company:

Reported Trade Prices: Company’s Common Stock (Price per share)

Calendar Quarter	High	Low
2006
Fourth Quarter	$25.25	$21.45
Third Quarter	$21.80	$19.35
Second Quarter	$20.50	$18.90
First Quarter	$19.25	$18.80

Calendar Quarter	High	Low
2005
Fourth Quarter	$20.00	$18.80
Third Quarter	$22.00	$18.25
Second Quarter	$22.00	$18.30
First Quarter	$23.00	$19.75

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

The Company’s Securities

Common Stock. In its charter, the Company is authorized to issue 20,000,000 shares of its common stock, no par value. The Company’s common stock is the Company’s only class of securities outstanding or entitled to vote. As of

March 6, 2007, the Company had 3,629,575 shares of its common stock outstanding and it estimates that these shares are held by approximately 800 persons. No shares are reserved for issuance except up to 1,000,000 shares reserved in connection with the 2001 Capital Bancorp Stock Option Plan (the “Company’s stock option plan”) and an additional 500,000 shares that are reserved in connection with the Capital Bancorp, Inc. 2005 Employee Stock Purchase Plan. As of December 31, 2006, of the shares reserved under the Stock Option Plan, an aggregate of 589,100 stock options had been exercised (122,300 having been exercised in 2006); 245,934 options were outstanding and, of those that are outstanding, 136,717 options were exercisable. The Company registered 545,734 shares of common stock to be issued under the Stock Option Plan on Form S-8 filed under the Securities Act of 1933, as amended, on September 1, 2004. See “The Common Stock” discussion appearing later in this document. See “Stock Option Plan” discussion appearing later in this document.

Preferred Stock. The board of directors is authorized, without further action by the shareholders, to provide for the issuance of up to 20,000,000 shares of preferred stock, from time to time in one or more series. See “The Company’s Preferred Stock” discussion appearing later in this document.

Debt Securities. The board of directors is authorized to issue debt securities for the Company on terms determined by the board in the exercise of its business judgment. No such securities have been issued by the Company and, as of March 1, 2007, no such securities are planned to be issued.

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

The rights of holders of the common stock may be affected by issuances of the Company’s authorized but as yet unissued shares of preferred stock. See “The Company’s Preferred Stock,” appearing later in this discussion. The Company’s common stock is registered under Section 12 of the Securities Exchange Act pursuant to 17 C.F.R. 240.12g-3(a) as a result of its share exchange in 2001 with Capital Bank & Trust Company. Capital Bank & Trust Company’s shares were registered under Section 12 of the Securities Exchange Act and the Company was the successor issuer to Capital Bank & Trust Company. Under the Securities Exchange Act, the Company files annual, quarterly and other types of reports under, and its common shares are subject to all of the requirements of, the Securities Exchange Act of 1934.

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

Director and Officer Indemnification and Limitation on Liability

The Company’s charter and bylaws provide for indemnification of its directors, officers, employees and agents against liabilities and expenses incurred in legal proceedings concerning the Company, to the fullest extent permitted under Tennessee corporate law. Under the Tennessee Business Corporation Act, a corporation may indemnify any director against liability if the director:

*	Conducted himself or herself in good faith;

*	Reasonably believed, in the case of conduct in his or her official capacity with the corporation, that his or her conduct was in the best interests of the corporation;

*	Reasonably believed, in all other cases, that his or her conduct was at least not opposed to the corporation’s best interests; and

*	In the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful.

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

Unless limited by its charter, a Tennessee corporation must indemnify, against reasonable expenses incurred by him or her, a director who was wholly successful, on the merits or otherwise, in defending any proceeding to which he or she was a party because he or she is or was a director of the corporation. Expenses incurred by a director in defending a proceeding may be paid by the corporation in advance of the final disposition of the proceeding if three conditions are met:

*	The director has furnished the corporation a written affirmation of the director’s good faith belief that he or she has met the standard of conduct as set forth above;

*

The director has furnished the corporation a written undertaking by or on behalf of a director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the corporation against such expenses; and

*	The Company must have made a determination that the facts then known to those making the determination would not preclude indemnification.

A director may apply for court-ordered indemnification under certain circumstances. Unless a corporation’s charter provides otherwise,

*	An officer of a corporation is entitled to mandatory indemnification and is entitled to apply for court-ordered indemnification to the same extent as a director,

*	The corporation may indemnify and advance expenses to an officer, employee, or agent of the corporation to the same extent as to a director, and

*

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

The Company’s charter eliminates a director’s liability to the Company or its shareholders for monetary damages to the maximum extent permitted by law. Section 48-18-301 of the Tennessee Business Corporation Act provides that a director shall not be liable for any action, or failure to take action if he or she discharges his or her duties:

*	In good faith;

*	With the care of an ordinarily prudent person in a like position under similar circumstances; and

*	In a manner the director reasonably believes to be in the best interests of the corporation.

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

Dividends

The Company has never declared a cash dividend. In May of 2004, the Company declared and issued a two-for-one stock split effective July 30, 2004. All of the numbers of shares stated in this discussion have been adjusted to reflect this stock split. The Company does not expect to pay a cash dividend in 2007. Dividends in the future may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. To the extent practicable, but in all events subject to a wide variety of considerations and to the discretion of the board of directors, the Company may pay dividends from time to time in accordance with Tennessee law.

The Company’s ability to pay cash dividends is restricted by a number of factors, including legal limits, the availability of cash, prudential and growth considerations, and other factors. For example, no dividend or other distribution of assets can be made under Tennessee law if the Company is insolvent or would be rendered insolvent by such action. Under the law governing Tennessee business corporations, called the “Tennessee Business Corporation Act,” the Company may not pay a dividend if afterwards:

*	The Company would be unable to pay its debts as they become due, or

*	The Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders.

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

Stock Option Plan

The Company registered 545,734 shares of common stock to be issued under the 2001 Capital Bancorp Stock Option Plan (the “Company’s stock option plan”) on Form S-8 filed under the Securities Act of 1933, as amended, on September 1, 2004. The Company’s employees and directors, and certain other persons, are eligible to participate in the Company’s stock option plan. As of December 31, 2006, of the shares reserved under the plan, an aggregate of 589,100 stock options had been exercised; 245,934 options were outstanding and, of those that are outstanding, 136,717 options were exercisable. See “The Common Stock” discussion appearing elsewhere in this document.

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

In addition, the board of directors of the Company may, at its option (provided that there are then Independent Directors in office and a majority of the Independent Directors concur), at any time and from time to time on or after a triggering event, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the Agreement), for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date of this Agreement (such exchange ratio being the “Exchange Ratio”). The Company shall promptly give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void). In any exchange pursuant to applicable provisions of the Agreement, the Company, at its option, may substitute for any share of common stock exchangeable for a Right (i) common stock equivalents, (ii) cash, (iii) debt securities of the Company, (iv) other assets, or (v) any combination of the foregoing, having an aggregate value that a majority of the Independent Directors and the board of directors of the Company shall have determined in good faith to be equal to the Current Market Price of one share of Common Stock (as determined pursuant to the terms of the Agreement).

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

(b) Holders

The number of record holders, including those shares held in “nominee” or “street name,” of the Company’s common stock at March 6, 2007 was approximately 800.

(c) Dividends

The Company did not declare cash or stock dividends in 2006. Future dividends may be paid as determined by the Company’s Board of Directors from time to time in conformity with and as limited by federal and state law. To the extent practicable, but in all events subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company may pay dividends from time to time in accordance with Tennessee law. Historically, the Company has elected to retain earnings to support future growth rather than to pay out cash dividends. See “Supervision and Regulation — Payment of Dividends” set forth elsewhere in this Annual Report.

No dividend or other distribution can be made if the Company is insolvent or would be rendered insolvent by such action. Under the Tennessee Business Corporation Act, the Company may not pay a dividend if afterwards:

*	The Company would be unable to pay its debts as they become due, or

*	The Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders.

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

(e) Disclosure of Company Repurchases Pursuant to Item 703(a) of Item S-K

The Company did not repurchase any of its shares in 2006. Unless and until the Company otherwise publicly announces a contrary intent, the Company has no plan to repurchase any of its own securities. However, Mr. R. Rick Hart, the Chairman of the Company, may be deemed to be an “affiliated purchaser” under Rule 10b-18(a)(3), even though he is purchasing Company shares solely for his own account. Because he may be deemed an “affiliated purchaser” pursuant to Rule 10b-18(a)(3) promulgated under the Securities Exchange Act, the literal wording of Item 703 of Regulation S-K may require the disclosure of Mr. Hart’s purchases. Such purchases have been previously disclosed in filings made on Form 4 during the period covered by this Annual Report. Mr. Hart’s intention to make purchases of the Company’s securities for his own account was announced in the Company’s Current Report on Form 8-K* filed on April 27, 2004. Mr. Hart made no purchases during the Fourth Quarter of 2006 except the purchase of newly issued shares from the Company pursuant to the Company’s Employee Stock Purchase Plan.

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

The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:

-Independent Auditors’ Report;

-Consolidated Balance Sheets — December 31, 2006 and 2005;

-Consolidated Statements of Earnings — Three years ended December 31, 2006;

-Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2006;

-Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2006;

-Consolidated Statements of Cash Flows — Three years ended December 31, 2006; and

-Notes to Consolidated Financial Statements.

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

Not Applicable.

PART III

Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2007 definitive proxy statement to be filed with the SEC on or about March 6, 2007 pursuant to Regulation 14A (the “2007 Proxy Statement”). However, the information set forth in the 2007 Proxy Statement under the subheading

“Compensation Committee Report on Executive Compensation” as to any option repricing, and/or as to any other lawfully excludable section or part, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2007 Proxy Statement shall be deemed or understood to incorporate any of such materials into this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The types of biographical and other information required by Item 10 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2007 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “The Company’s Corporate Governance Structure,” and “Executive Officers.”

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

Information about the Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is more fully described in the Company’s 2007 Proxy Statement under the sections entitled “Audit Committee,” “Report of the Audit Committee,” and “Principal Auditor Fees and Services,” which sections are incorporated herein by reference. The current members of the audit committee are Clenna G. Ashley, Chair, Robert Alexander, Albert J. Dale, III, C. Donald Dixon, and Robert W. Doyle. The Company’s board of directors has determined that all of these persons are independent within the meaning of Rule 4200(a)(14) of the NASDAQ. The Audit Committee has not at this time designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002. The board of directors is considering the issues related to and the ramifications of such a designation. In addition, rules have only recently been issued by the SEC concerning financial experts, which rules are being studied by the board of directors. The board reserves the right to elect to designate a financial expert at any time.

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

The information concerning compensation of directors and executive officers required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2007 Proxy Statement, under the captions of “The Company’s Corporate Governance Structure: The CBI Board of Directors and Its Committees” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning certain ownership of the Company’s securities required by Item 12 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2007 Proxy Statement, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”

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

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights* (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights* (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plan Approved by Security Holders	245,934	$13.30	258,466

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

Total	245,934	$13.30	258,466

*	The Company currently has no outstanding warrants or rights. The numbers set forth have been adjusted to reflect the Company’s two-for-one stock split effected July 30, 2004. Please refer to Notes 17 (Stock Option Plan) and 18 (Earnings Per Share) to the Consolidated Financial Statements included in this Annual Report on Form 10-K as part of Item 8.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information concerning certain business relationships and related transactions required by Item 13 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2007 Proxy Statement, under the caption of “Certain Transactions.”

Please refer to Item 8 of this Annual Report on Form 10-K, and to Notes 2 and 12 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Porter Keadle Moore, LLP, for fiscal 2006 and Maggart & Associates, P.C., for fiscal 2005.

Services Performed	2006	2005
Audit Fees (1)	$94,377	$76,130

Audit-Related Fees (2)	$—	$43,673

Tax Fees (3)	$410	$37,130

All Other Fees (4)	$800	$4,850

Total Fees	$95,587	$161,783

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

(3) For fiscal 2006 and 2005, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

The following statements and the Report of Porter Keadle Moore, LLP, Independent Registered Public Accountants, appear as part of Appendix F:

(i)	Consolidated Balance Sheets as of December 31, 2006 and 2005;

(ii)	Consolidated Statements of Earnings for the three years ended December 31, 2006;

(iii)	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2006;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2006;

(v)	Consolidated Statements of Cash Flows for the three years ended December 31, 2006; and

(vi)	Notes to the foregoing Consolidated Financial Statements.

(b) The Company filed two Current Reports on Form 8-K in the fourth quarter of 2006, one which filing was made on October 10, 2006. This filing reported the Company’s preliminary results of operations for the third quarter of 2006. The second filing was made on December 27, 2006. This filing reported the Company’s entry into a material definitive agreement for Supplemental Employee Retirement Account Agreements.

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

March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Albert J. Dale, III	Director
	Albert J. Dale, III		March 7, 2007

By:	/s/ Robert W. Doyle	Director	March 7, 2007
Robert W. Doyle

By:	/s/ R. Rick Hart	Chairman, President,	March 7, 2007
	R. Rick Hart	CEO and Director

By:	/s/ H. Newton Lovvorn, Jr., M.D.	Director	March 7, 2007
H. Newton Lovvorn, Jr., M.D.

By:	/s/ Michael D. Shmerling	Director	March 7, 2007
Michael D. Shmerling

By:	/s/ Sally P. Kimble	Executive Vice President, Chief	March 7, 2007
	Sally P. Kimble	Financial and Chief
Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Location
2.1	Agreement and Plan of Share Exchange dated March 5, 2001	(1)

3(i)	Charter of Capital Bancorp, Inc.	(2)

3(ii)	Bylaws of Capital Bancorp, Inc.	(3)

4.1	Charter of Capital Bancorp, Inc.	(2)

4.2	Bylaws of Capital Bancorp, Inc.	(3)

4.3	2001 Capital Bancorp, Inc. Stock Option Plan	(4)

4.4	Capital Bancorp, Inc. Shareholders Rights Agreement dated as of July 18, 2001	(5)

4.5	Current Report on Form 8-K filed August 30, 2004, Containing a Description of the Company’s No Par Common Stock	(6)

4.6	Capital Bancorp, Inc. 2005 Employee Stock Purchase Plan	(7)

10.1	Employment Agreement between Capital Bancorp, Inc. and R. Rick Hart dated December 13, 2000	(8)

10.2	Employment Agreement between Capital Bancorp, Inc. and John W. Gregory, Jr., dated December 13, 2000	(9)

10.3	Employment Agreement between Capital Bancorp, Inc. and H. Edward Jackson, III, as amended effective July 1, 2002	(10)

10.4	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with R. Rick Hart, dated August 20, 2003	(11)

10.5	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with John W. Gregory, Jr., dated August 20, 2003	(12)

10.6	Supplemental Executive Retirement Plan Agreement between Capital Bancorp, Inc., and Capital Bank & Trust Company, with Sally P. Kimble, dated May 26, 2004	(13)

10.7	Junior Subordinated Indenture between Capital Bancorp, Inc. and Deutsche Trust Company Americas, dated as of June 16, 2005	(14)

10.8	Guarantee Agreement between Capital Bancorp, Inc. and Deutsche Trust Company Americas, dated as of June 16, 2005	(15)

10.9	Amended and Restated Trust Agreement among Capital

	Bancorp, Inc., Deutsche Trust Company Americas, Deutsche Trust Company Delaware and certain Administrative Trustees, dated as of June 16, 2005	(16)

10.10	Lease Agreement between Capital Bancorp, Inc. and Michael D. Shmerling & Co., LLC relating to 1816 Hayes Street Building	(17)

10.11	Lease Agreement between Capital Bancorp, Inc. and Kathryn Ann Properties, L.P. relating to 1808 West End Avenue Building	(18)

10.12	Supplemental Executive Retirement Plan Agreement between Capital Bank & Trust Company and R. Rick Hart dated July 10, 2006	(19)

10.13	Supplemental Executive Retirement Plan Agreement between Capital Bank & Trust Company and John Gregory dated July 10, 2006	(19)

10.14	Supplemental Executive Retirement Plan Agreement between Capital Bank & Trust Company and Sally P. Kimble dated July 10, 2006	(19)

10.15	Severance Agreement between Capital Bank & Trust Company and Sally P. Kimble dated July 10, 2006	(19)

10.16	First amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed December 20, 2006	(20)

10.17	First amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed December 20, 2006	(20)

10.18	First amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for John W. Gregory, Jr., executed December 20, 2006	(20)

10.19	First amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for John Gregory, executed December 20, 2006	(20)

10.20	First amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated May 26, 2004 for Sally P. Kimble, executed December 20, 2006	(20)

10.21	First amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for Sally P. Kimble, executed December 20, 2006	(20)

10.22	Capital Bancorp, Inc. Director Deferred Stock Compensation Plan, adopted December 20, 2006	(20)

11	Statement re: computation of per share earnings	(21)

12	Statement re computation of ratios	(22)

13	Annual Report to Security Holders	(23)

14	Code of Ethics	(24)

21	Subsidiaries of the Registrant for the year ended December 31, 2006	Sequential Page 134

23	Consent of Independent Registered Public Accounting Firm	Sequential Page 135

31(i)	Rule 13a-14(a) Certification by Chief Executive Officer	Sequential Page 136

31(ii)	Rule 13a-14(a) Certification by Chief Financial Officer	Sequential Page 137

32(a)	Section 1350 Certification by Chief Executive Officer	Sequential Page 138

32(b)	Section 1350 Certification by Chief Financial Officer	Sequential Page 139

Proxy Statement for the 2007 Annual Meeting of Shareholders.	To Be Filed with the SEC under Regulation 14A

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s 2001 Annual Report on Form 10-K.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s 2001 Annual Report on Form 10-K.
(3)	Incorporated by reference to Exhibit 3.2 . of the Company’s 2001 Annual Report on Form 10-K
(4)	Incorporated by reference to Exhibit 4.3 of the Company’s 2001 Annual Report on Form 10-K.
(5)	Incorporated by reference to Exhibit 4.4 of the Company’s 2001 Annual Report on Form 10-K.
(6)	Description of the Registrant’s securities incorporated by reference to the Current Report on Form 8-K filed August 30, 2004.
(7)	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 6, 2005
(8)	Incorporated by reference to Exhibit 10.1 of the Company’s 2001 Annual Report on Form 10-K.
(9)	Incorporated by reference to Exhibit 10.2 of the Company’s 2001 Annual Report on Form 10-K.
(10)	Incorporated by reference to Exhibit 10.3 of the Company’s 2001 Annual Report on Form 10-K, and to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2002.
(11)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.
(12)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.
(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004.
(14)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005.
(15)	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005.
(16)	Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005.
(18)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005.
(19)	Incorporated by reference to exhibits filed with Company’s Current Report on Form 8-K filed with the SEC on July 13, 2006
(20)	Incorporated by reference to exhibits filed with Company’s Current Report on Form 8-K filed with the SEC on December 27, 2006
(21)	Incorporated by reference to Note 19 to the Consolidated Financial Statements for the annual periods and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006.
(22)	Incorporated by reference to Part VI of the Guide 3 data included in Appendix F to this Report.
(23)	No portion of the 2006 Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K.

(24)	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004.

Appendix F – 2006 Annual Financial Disclosures

CAPITAL BANCORP, INC. SELECTED FINANCIAL DATA

(Formerly Capital Bank & Trust Company)

	(In Thousands, except ratio and per share information) As Of December 31,
	2006	2005	2004	2003	2002
CONSOLIDATED
BALANCE SHEETS:
Total assets end of year	$564,442	$473,894	374,109	281,969	239,405
Loans, net	$458,593	$385,098	289,338	214,334	173,385
Securities	$67,784	$57,040	60,789	47,144	43,347
Deposits	$464,952	$378,670	280,027	224,230	189,895
Stockholders’ equity	$34,969	$28,612	25,788	20,843	18,632

	2006	2005	2004	2003	2002
CONSOLIDATED STATEMENTS
OF EARNINGS:
Interest income	$37,310	$26,728	17,724	15,029	13,721
Interest expense	18,516	11,229	5,958	5,261	5,170

Net interest income	18,794	15,499	11,766	9,768	8,551
Provision for loan losses	1,328	1,665	1,514	1,090	1,090

Net interest income after provision for loan losses	17,466	13,834	10,252	8,678	7,461
Non-interest income	2,637	2,277	2,210	2,578	1,978
Non-interest expense	13,576	11,127	8,555	7,568	6,853

Earnings before income taxes	6,527	4,984	3,907	3,688	2,586
Income taxes	2,346	1,760	534	1,291	959

Net earnings	$4,181	$3,224	3,373	2,397	1,627

Comprehensive earnings	$4,532	$2,557	3,125	2,121	2,111

Cash dividends declared	$—	$—	—	—	—

PER SHARE DATA: (1)
Basic earnings per common share	$1.18	$0.93	1.04	0.77	0.52
Diluted earnings per common share	$1.14	$0.88	1.00	0.72	0.50
Cash dividends	$—	$—	—	—	—
Book value	$9.75	$8.22	7.45	6.62	5.95

RATIOS:
Return on average stockholders’ equity	13.54%	11.91%	14.90%	12.24%	9.30%
Return on average assets	0.82%	0.77%	1.07%	0.94%	0.78%
Capital to assets	6.20%	6.04%	6.89%	7.39%	7.78%

(1)	Per share data has been retroactively adjusted to reflect a 2-for-1 split which occurred effective July 30, 2004.

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

Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to manage the size of its loan portfolio to approximately 80% of total assets; however, the quality of lending opportunities as well as the desired loan to asset ratio will determine the size of the loan portfolio. At December 31, 2006 and 2005 the ratio of net loans to assets was 81.2% and 81.3%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which adjusts to swings in interest rates. The Company’s policy is to have a diverse loan portfolio not dependent on any particular market or industrial segment.

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

Management assesses the adequacy of and calculates the ALL on a quarterly basis. A monthly adjustment to the loan loss provision is determined quarterly and adjusted to reflect inherent loan losses in order to maintain an adequate ALL. The ALL consists of the following categories: (1) an allocated amount based upon reviews of individual loans which determine specific estimated losses of such loans, (2) an allocated amount based upon classified loans which have specifically identified credit exposure and anticipated loss exposure based upon historical experience or comparative experience of peer group banks, (3) an allocated amount based upon loans identified by type but not classified and with allocations of ALL for such loans calculated based upon historical experience, comparative experience, and other selected criteria as determined by management, and (4) a general reserve amount representative of potential losses anticipated from risks inherent to our loan portfolio and risk resulting from management decisions and initiatives to enhance growth and profitability of the loan portfolio and the bank.

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

The general reserve amount is an additional amount added to the ALL in order to provide an adequate amount to accommodate anticipated losses. Its calculation is not as specific as with the allocated amounts but it is determined based upon certain risks which are either inherent to our loan portfolio or risks which are elevated as a result of management decisions and initiatives to enhance the growth and profitability of the loan portfolio and the bank. Inherent risks include changes in the national or local economy, the location of the bank in a single trade area which limits the bank’s ability to spread its geographical risks, the time gap between the occurrence of adverse financial circumstances with our borrowers and the delivery of financial statements to the bank (annual delivery to the bank in most cases), changes in banking laws and regulations, and the depth and experience of the lending staff. Risks associated with management decisions and initiatives include (a) a relatively high concentration of commercial real estate loans to total capital as defined by U. S. Treasury in guidelines dated January 13, 2006, (b) initiative to increase residential construction and commercial real estate lending, (c) CRA lending initiatives, (d) higher average loan amounts over the past two years, (e) increased numbers and dollar amounts of borrowing

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

relationships who are indebted to the bank for amounts greater than 10% of the bank’s total capital, and (f) new electronic based products which add to the risk of loss to the bank, including remote deposit capture, business and consumer debit cards, and electronic funds transfer services. We determine the general reserves based upon an assessment of the above risk factors and management’s judgment.

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

As a result of Management’s review of loan losses which have been favorably low over the prior 12 months, as well as a comparative review of peer information on ALL levels, Management has determined that a continued reduction in the monthly provision for loan losses is appropriate within a context of maintaining an ALL adequate to accommodate anticipated losses. Management will continue to review the provision monthly to determine if further adjustments are warranted during the remainder of the year.

Capital Resources, Capital and Dividends

A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 6.20% at December 31, 2006 and 6.04% at December 31, 2005, respectively. The rate of return on stockholders’ equity for the year ended December 31, 2006 was 13.54% compared to 11.91% for the year ended December 31, 2005. The Company’s capital at December 31, 2006, of $35 million results from beginning capital of $28.6 million plus net earnings of $4.2 million plus $244,000 from stock-based compensation, plus the decrease in unrealized losses on available-for-sale securities of $351,000 plus proceeds of $1.3 million related to the exercise of stock options and $280,000 related to the Company’s Employee Stock Purchase Plan’s stock purchases.

The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital—common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred—or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its subsidiaries must maintain a Tier 1 capital to risk-based assets of at least 4.00%, a total risk-based capital to risk-based assets ratio of at least 8.00% and a leverage capital ratio, defined as Tier 1 capital to adjusted total average assets for the most recent quarter, of at least 4.00%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions that are not adequately capitalized. The Company and its consolidated subsidiaries are within the “well capitalized” category under the regulations as indicated in the following ratios:

	December 31, 2006	December 31, 2005
Tier 1 risk-based capital ratio	9.19%	9.47%
Total risk-based capital ratio	11.12%	11.97%
Leverage capital ratio	7.46%	8.03%

The decrease in the capital ratios from 2005 to 2006 is primarily attributable to the rapid asset growth which outpaced capital growth of the Company which has continued through the year end 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

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

The Company considers its major competition to be the super regional-banks such as Bank of America, AmSouth and SunTrust. These companies have heavy market share and offer a wide range of services; however, Management believes the Company has advantages in building better customer relationships and is able to react quicker to customers’ changing needs.

With recent increases in the prime interest rate, customers have become more driven by interest rates than in the past several years. Prior to the recent rate increases, the marketplace had become accustomed to lower interest rates on both loans and deposits. With the recent interest rate increases, customers have become more rate conscious regarding both deposits and loans. Due to the competitiveness of the marketplace, the demand for higher deposit rates has pushed rates up in order to maintain growth in deposit accounts; however, the demand for lower loan rates has prevented the Company from raising the interest rates on loans at the same pace. This has resulted in a squeeze on the net interest margin.

Focus on Retail Side

To provide more focus on growing core deposits, the Company added an experienced senior level retail administrator during April 2006. Shifting organizational responsibilities will promote a structure for core deposit growth in conjunction with enhanced consumer loan development. Additionally, the branch system will be augmented with personal bankers and branch sales managers at each location whose primary focus will be on consumer retail account development. Additionally, the Company opened a branch in Williamson County during October 2006, which has increased retail exposure.

Real Estate Driven

By design, the Company has a high concentration of residential and commercial real estate loans. Since 2003, the Company has experienced significant growth in commercial real estate loans and has increased variable rate loans associated with this type of lending.

The liquidity of the Company’s loan portfolio is such that the current monthly principal payments would turnover the entire loan portfolio in less than 24 months. This primarily reflects the cyclical nature of real estate and construction lending. Charged-off loans in particular years have been loan and customer specific as opposed to economic or business cycle downturns.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

Net Charge Offs to Average Loans
2000	0.208%
2001	0.257%
2002	0.422%
2003	0.381%
2004	0.384%
2005	0.165%
2006	0.077%

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

Despite the national changes in the housing industry, the local housing market continues to thrive. The Company has observed the number of days on the market to sell is edging up slightly. Overall housing inventories have also begun to increase. Current home sales year to date are still above the 2005 levels with home prices remaining stable.

According to the Economic and Real Estate Trends report issued by PMI Mortgage Insurance Company for the third quarter of 2006, “The average risk score is 328, indicating a 32.8 percent chance of home price declines within the next two years.” PMI also reports “18 MSA’s have a greater than 50 percent chance of home price declines, up from 13 last quarter and five from the same quarter a year ago.” However, Nashville’s risk index is in the bottom ten of the MSA’s reviewed, coming in at 86 or an 8.6% chance of experiencing a house price decline within the next two years.

As mentioned previously, the real estate market is impacted by interest rates, which currently remain uncertain. Interest rates rose during the second quarter of 2006, with the Federal Reserve Bank increasing its prime rate four times with a 0.25% increase each time. Rates began to stabilize during the third quarter of 2006 and remained stable during the fourth quarter with no additional increases in the prime rate.

Minimizing Risks Related to Loans

The Company’s loan officers have individual lending authority based upon their experience, expertise and loss ratios. This helps reduce the risks associated with loan losses. Large loans are approved by the Senior Loan Committee, the Credit and Finance Committee, or the Board of Directors. The Senior Loan Committee consists of senior credit underwriters within the Company who average more than 20 years of lending experience. The Credit and Finance Committee consists entirely of Directors of the Company. The Company is diligent in ensuring that risks related to loan losses are minimized.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

Proposed Regulatory Requirements for Commercial Real Estate

The banking regulators have released proposed guidance that would require banks with concentrations in commercial real estate lending (CRE) to tighten risk management practices and potentially increase capital.

Historically, the Company has used various methods for improving management and as these loans have increased, has taken additional steps to improve its practices. These measures include the following:

•	Loan Loss Reserve has a component which recognizes the increased risks of our bank’s initiative to emphasize commercial real estate lending;

•	Hired experienced and highly capable management for CRE lending;

•	Strengthened appraisal review process in relation to commercial real estate and residential real estate;

•	Improved structuring and underwriting requirements, using stress testing techniques and structuring consistent with secondary market parameters for loans that are acceptable to the secondary market;

•	Increased monitoring of CRE and other loan type concentrations within the loan portfolio;

•	Increased monitoring of past dues and trends by loan type;

•	Monitoring construction loans for amounts drawn versus the percentage of completion and retaining outside professional inspectors for both residential and commercial construction loans;

•	Loan reviews of all loan relationships of $500,000 or greater not less frequently than annually;

•	Increased close monitoring of loan values in excess of interagency guidelines;

•	Continued development of a group of community banks to whom we sell participations in order to manage concentrations of risk and aggregation limits for specific borrowers;

•	Increased communication with market experts who understand the dynamics of the real estate market for both the residential and commercial segments;

•	Stress testing of CRE loans for both interest rate and occupancy rate changes;

•	Applying limits to speculative construction for borrowers whose risk profiles are higher due to leverage and capital limitations;

•	Documentation of all exceptions to policy for each loan with appropriate approvals;

•	Loan reviews of all loan relationships of $500,000 or greater not less frequently than annually;

•	Loan reviews of all classified and criticized loan relationships with monthly updates;

•	Identification of specific impairment to all loans which are reviewed or are in classified or criticized categories;

•	Ongoing review of risk ratings for all new and renewed loans, all loans rated “watch” or worse, all past due loans, and all loan relationships subject to formal loan review which occur twice a month;

•	Tracking of risk rating migrations by loan and borrower;

•	Ongoing monitoring of capital position with short- and long-range planning to ensure capital adequacy.

Sarbanes-Oxley Compliance

Although the Company is not currently required to comply with Section 404 of the Sarbanes Oxley Act, the Company is posturing itself to be in compliance. A Sarbanes-Oxley Compliance / Disclosure Committee was created during 2004 and chaired by the Assistant Controller and consists of representatives from every area within the Company. The documentation phase has been completed. By documenting each of the major processes, the Company has been able to strengthen controls within the Organization and improve on its business processes. The Company continually assesses and modifies internal processes to strengthen its internal control structure and is committed to maintaining high standards for internal controls going forward.

Company Strengths

Thriving Local Economy

The Company is located in a diverse local economy where the commercial real estate market continues to thrive. Nashville’s appeal to both businesses and individuals is indicated in several recent polls such as Expansion Management’s 2005 “America’s 50 Hottest Cities” ranking, Nashville, Tennessee was ranked No. 1. In addition,

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

Forbes.com ranked Nashville as No. 7 for the “Best Places for Business” in an article dated May 4, 2006. This ranking was based on the cost of doing business, job growth and educational attainment. Kiplinger’s Personal Finance magazine named Nashville as the number one “smart place to live”. This ranking considered housing costs, economic diversity and the cultural scene according to an article in The City Paper On-line dated May 9, 2006. The 2007 Report from Worldwide ERC and Primacy Relocation lists Nashville as the 5th “Best City for Relocating Families” based on the ease of relocation and settling into a new life, tax rates, home cost and home appreciation. Entrepreneur.com ranked Nashville as the 8th “Hot City for Entrepreneurs”. Finally, CNNMoney.com ranks Nashville in the top twenty-five “Smartest Cities” based on education, as 31.7% of the residents have completed a bachelor’s degree or higher.

In 2005, Nissan Automotive announced they would be moving their corporate headquarters to Williamson County. Initially, their headquarters are located in downtown Nashville until their facilities can be built in Williamson County which is anticipated to take approximately two years to complete. Capital Bank and Trust Company has branches conveniently located near both of these sites. Groundbreaking ceremonies for the Nissan facility were held during June 2006. WKRN News Channel 2 in Nashville reported that 42% of the employees working at Nissan’s California office are expected to relocate to Nashville. Upon completion, Nissan’s local headquarters is reported to employ approximately 1,300 employees. It is expected that less than half of those position will be occupied by executives currently living in California which should create opportunities for local residents.

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

The Company also introduced electronic branch capture during November 2006. This process enables each of the Company’s retail locations to electronically transmit customer deposit transactions rather than relying upon the physical delivery of items to our processing center. Management anticipates that this system will significantly reduce potential errors, shorten processing times and reduce courier expenses. In addition, the system will permit us to offer extended deposit cut-off times, thereby providing us with additional earnings related to increased same-day deposits. Finally, the new system will bolster the Company’s business continuity plan by providing the ability to electronically transmit deposit items from any retail location in the even of branch disruptions due to weather, power outages or other man-made or natural disasters.

The Company’s commercial Services Team selected a customer profitability system that was implemented during the third quarter of 2006. This system enables Executive Management to better analyze and identify the overall profitability of the Company’s customer relationships. Furthermore, the system enables account officers to develop optimal product/pricing combinations that will strengthen individual customer relationships and enhance overall profitability.

Also during 2006, the Company has been preparing to enhance its ATM/Debit card program to reduce the inherent risks associated with the service. The new real-time system will provide several benefits, including better customer service, reduced processing times and new anti-fraud detection measures. While the target live date for the new system is February 2007, extensive planning, implementation and testing were conducted throughout the fourth quarter of 2006.

The IT Department hired an Electronic Banking Administrator during January of 2006 to oversee Internet Banking, ATM/Debit card processing and related services. The Electronic Banking Administrator, who is certified as an Accredited ACH Professional (AAP), provides needed technical and compliance support for the Company’s

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

growing Cash Management function. The bank’s Chief Technology Officer also attained the AAP certification during October 2006, further bolstering the institution’s overall depth and expertise in ACH and electronic banking operations. In addition, the IT Department has hired a Network Administrator who began during the third quarter of 2006, to help manage the growing complexities of the Company’s technological infrastructure.

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

Many of our customers have investment accounts or investment relationships at some institution, most of which are anticipated to be at brokerage firms. By introducing CBT Investment Services, the Company has the opportunity to leverage our existing relationships and bring all of the customer’s accounts under one roof.

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

As of December 2006, the Company has over $30 million in investments under management. This represents over 330 individual accounts. This has been achieved primarily by moving existing relationships from other institutions. The Investment Specialist is now focusing upon leveraging the branch network to create additional business opportunities.

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

Results of Operations

Net earnings were $4.2 million for the year ended December 31, 2006, as compared to $3.2 million for the year end December 31, 2005. The increase in earnings is primarily the result of continued growth in the earning assets of the Company, especially in the Company’s loan portfolio.

(In Thousands, except percentages)	2006	2005	2004
Interest income	$37,310	$26,728	$17,724
Interest expense	18,516	11,229	5,958

Net Interest Income	18,794	15,499	11,766
Provision for loan losses	1,328	1,665	1,514

Net interest income after provision for loan losses	17,466	13,834	10,252
Non-interest income	2,637	2,277	2,210
Non-interest expense	13,576	11,127	8,555

Earnings before income taxes	6,527	4,984	3,907
Income taxes	2,346	1,760	534

Net earnings	$4,181	$3,224	$3,373

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

Net Interest Income. As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during a period of volatility in interest.

The Company’s interest income, excluding tax equivalent adjustments, increased by $10.6 million or 39.6% for the period ended December 31, 2006 as compared to December 31, 2005. The ratio of average earning assets to total average assets was 96.34% as of December 31, 2006, and 96.40% as of December 31, 2005. The increase in interest income resulted primarily from an increase in the interest income recorded on loans due to increased loan volume and increases in interest rates. The net interest spread decreased from 3.52% in 2005 to 3.41% in 2006. The net interest spread was 3.70% in 2004. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. The decrease in the net interest spread from 2005 to 2006 is attributable to increased deposit rates, especially in relation to certificates of deposit in the extremely competitive Middle Tennessee market in which the Company exists.

Interest expense increased by $7.3 million for the year ended December 31, 2006, or 64.9%, to $18.5 million compared to $11.2 for the year end December 31, 2005. Interest expense for the quarter ended December 31, 2006, increased $1.9 million, or 54.2%, as compared to the quarter ended December 31, 2005. Such increases in interest expense can be attributable primarily to an increase in average interest-bearing liabilities combined with increasing rates in the Company’s very competitive market.

The foregoing resulted in net interest income of $18.8 million for the year ended December 31, 2006, for an increase of $3.3 million, or 21.3%, compared to the year end December 31, 2005. Net interest income for the quarter ended December 31, 2006, increased $401,000, or 9.3%, over the fourth quarter of 2005. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.

The increase in net interest income of 21.3% is attributed to the Company’s sensitivity to assets repricing combined with the large investment in loans rather than other interest-earning assets. As of December 31, 2006, the Company has 86.6% of its earning assets invested in loans. The loan portfolio of the Company has continued to grow significantly during 2006, while investments have experienced little growth.

The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.87% for the year ended December 31, 2006, compared to 3.86% for the year ended December 31, 2005. Interest-earning assets have grown at a faster rate than the interest-bearing liabilities, but the rates on interest-bearing liabilities have increased faster than rates on interest-earning assets. The average year to date balances of interest-earning assets exceed the average year to date balances of interest-bearing liabilities by approximately $53.5 million. Additionally, the average weighted rates charged on loans have increased from 7.09% as of December 31, 2005, to 7.63% as of December 31, 2006. Conversely, the average weighted rates paid on the Bank’s interest-bearing liabilities have increased from 3.11% as of December 31, 2005, to 4.22% as of December 31, 2006. Also, the average balance of the Company’s borrowings has increased in 2006 by $2 million over 2005’s average borrowings. All of these factors have combined to cause net interest margin to be unchanged from 2005 to 2006.

Provision for Loan Losses. The provisions for loan loss were $1.3 million and $1.7 million for the years ended December 31, 2006 and 2005, respectively. The decrease in the provision in 2006 was based upon lower than anticipated loan losses during 2006 and the determination that future anticipated loan losses are adequately reserved against by the lower provision. The provision for loan losses is based on past loan experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible loan losses. See “Critical Accounting Estimates” below for a further discussion of the allowance for loan losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

Non-Interest Income. Non-interest income increased 15.8% to $2.6 million in 2006 from $2.3 million in 2005. Non-interest income increased $212,000, or 34.0%, for the quarter ended December 31, 2006, as compared to the quarter ended December 31, 2005. The overall increase in 2006 was primarily due to gains on sales of restricted equity securities of about $211,000 that occurred late in the fourth quarter of 2006. Within non-interest income, fees collected for non-sufficient funds and overdrafts increased to approximately $1,134,000 for the year ended December 31, 2006, compared to $996,000 as of December 31, 2005. Conversely, fees on mortgage loans sold decreased to $581,000 for 2006, down from $745,000 for 2005. Additionally, CBT Investment Services, which was introduced during the fourth quarter of 2005, generated $103,000 of revenue during the year ended December 31, 2006.

Non-interest income of $2.3 million in 2005 was an increase of approximately 3.0% from $2.2 million in 2004. The increase in 2005 resulted primarily in the gains on sales of loans of $118,000, gains on sales or calls of securities of $14,000, gains on sale of other real estate of $3,000 and other fees and commissions of $29,000. Additionally, there was a decrease in service charges on deposit accounts of $97,000 or 8.0% from $1.2 million as of December 31, 2004 to $1.1 million as of December 31, 2005.

Non-Interest Expense. Non-interest expense increased about $2.5 million, or 22.0%, to $13.6 million in 2006 from $11.1 million in 2005. Non-interest expense was $8.6 million in 2004. Non-interest expense increased by $486,000, or 15.3%, for the quarter ended December 31, 2006, as compared to the comparable quarter in 2005. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and equipment expenses, data processing, Federal deposit insurance and state banking fees, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 2006 was primarily attributable to the physical growth of the personnel infrastructure of the Company, growing by 17.5% from 103 full time equivalent employees (FTE’s) in 2005 to 121 FTE’s by the end of 2006. Many of the employees hired during 2006 were officers, some of whom were senior level officers. During 2005, non-interest expense increased to $11.1 million, or 30.1%, in 2005 from $8.6 million in 2004. The 2005 increase was primarily attributable to increases in salaries and employee benefits, occupancy expenses, furniture and equipment expenses, and other operating expenses.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment,” using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in an increase in salaries and employee benefits of $244,000, a reduction in net income of $244,000, and a decrease in basic and diluted earnings per share of $.07. Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; whereby, no stock-based compensation cost was incurred nor reflected in net income for the years ended December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For 2005 the pro forma impact would have been an increase in salaries and employee benefits of $222,000, a reduction in net income of $222,000 and decreases in basic earnings per share of $.06 and diluted earnings per share of $.06, respectively. For 2004 the pro forma impact would have been an increase in salaries and employee benefits of $139,000, a reduction in net income of $139,000 and decreases in basic earnings per share of $.05 and diluted earnings per share of $.04, respectively.

Income Taxes. Income taxes were $2.3 million for the year ended December 31, 2006 as compared to $1.8 million for the year ended December 31, 2005. The income tax expense for 2004 was $534,000. Additionally, taxes were $573,000 for the quarter ended December 31, 2006, as compared to $471,000 for the same period in 2005. The increase in taxes for the year 2006 resulted from increased earnings, and the decrease in taxes for the fourth quarter of 2006 is attributed to several tax credits the Company received in relation to several specially qualifying loans that were made during the fourth quarter. The effective tax rate slightly increased to 35.9% in 2006 as compared to 35.3% in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

Financial Condition

The company’s total assets increased $90.5 million, or 19.1%, to $564.4 million at December 31, 2006, from $473.9 million at December 31, 2005.

Loans. Loans, net of allowance for loan losses, totaled $458.6 million at December 31, 2006, a 19.1% increase compared to $385.1 million at December 31, 2005. The net increase was primarily composed of a 31.0% increase in real estate construction loans and a 22.1% increase in commercial loans.

The following schedule details the loans of the Company at December 31, 2006, and December 31, 2005:

(In Thousands)	December 31, 2006	December 31, 2005
Commercial, financial & agricultural	$205,487	$168,285
Real estate – construction	115,417	88,118
Real estate – mortgage	137,963	129,107
Consumer	5,987	4,906

	464,854	390,416
Unearned income	(656)	(714)
Allowance for loan loss	(5,605)	(4,604)

	$458,593	$385,098

Investment Securities. Securities, net of market valuation adjustments, increased by $10.8 million, or 18.8%, from $57.0 million at December 31, 2005 to $67.8 million at December 31, 2006. The market value of securities of U.S. Treasury and other U.S. Government obligations increased $3.2 million, obligations of state and political subdivisions increased $3.6 million, and there was an increase in mortgage-backed securities of $4.0 million. At December 31, 2006 the market value of the Company’s securities portfolio was less than its amortized cost by $547,000, or 0.8%. At December 31, 2005 the market value of the Company’s securities portfolio was less than its amortized cost by $1.1 million, or 2.0%. The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2006 was 4.62%. The Company has an extremely conservative approach to investments. All investments contained in the portfolio are government grade with no corporate bonds. Approximately 43.6% of the portfolio consists of mortgage-backed securities. Depending on the interest rate environment the investment portfolio’s cash flow can be expected to decrease in a rising interest rate environment due to the amount of mortgage-backed securities in the portfolio or increase in a falling rate environment, the average maturity of the portfolio increases by less than one year should interest rates instantaneously increase by 100 basis points.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

All the Company’s securities are classified as available-for-sale.

	2006		2005
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

	(In Thousands)		(In Thousands)
U.S. Treasury and other U.S. government agencies and corporations	$23,855	$23,721	$20,941	$20,556
Obligations of states and political subdivisions	14,500	14,499	11,058	10,914
Mortgage-backed securities	29,976	29,564	26,157	25,570

	$68,331	$67,784	$58,156	$57,040

During the year ended December 31, 2006, the net increase in capital included an increase of $351,000 which represents the unrealized appreciation of securities available-for-sale of $569,000 net of applicable taxes of $218,000. During the year ended December 31, 2005, the net increase in capital included a reduction of $667,000 which represents the unrealized depreciation on securities available-for-sale of $1,080,000 net of applicable taxes of $413,000. During the year ended December 31, 2004, the net increase in capital included a reduction of $248,000 which represents unrealized depreciation on securities available-for-sale of $401,000, net of applicable taxes of $153,000.

For the year 2006, the growth in assets, which is comprised mainly of loan growth, was funded principally by increases in deposits. Total deposits increased from $378.7 million at December 31, 2005, to $465.0 million as of December 31, 2006, representing an increase of 22.8%. The Company experienced the largest amount of growth in deposits related to time deposit accounts, which increased from $204.6 million in 2005 to $305.0 million at December 31, 2006, representing an increase of $100.4 million, or 49.1%. The significant increase in time deposit accounts resulted from the Company’s offering competitive interest rates in order to contend in the Middle Tennessee deposit market. Additionally, savings accounts (including money market deposit accounts) decreased by $20.2 million, or 17.3%, during 2006, and most of the change in this category is attributed the rates being paid in the time deposits offered by the Company. Securities sold under repurchase agreements were $3.0 million as of December 31, 2006, compared to a balance of $3.9 million as of December 31, 2005, for a decrease of $928,000, or 23.6%. Advances from Federal Home Loan Bank were $44.6 million as of December 31, 2006, compared to $42.1 million as of December 31, 2005, for an increase of $2.5 million, or 5.9%.

The Company’s allowance for loan losses at December 31, 2006, was $5.6 million as compared to $4.6 million at December 31, 2005. Non-performing loans amounted to $4.1 million at December 31, 2006, compared to $766,000 at December 31, 2005. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans past due. Net charge-offs totaled $327,000 for 2006, $564,000 for 2005, and $912,000 for 2004. The provision for loan losses was $1.3 million in 2006, $1.7 million in 2005, and $1.5 million 2004. The net charge-offs in 2006, 2005, and 2004 are considered by management to be acceptable.

The allowance for loan losses, amounting to $5.6 million at December 31, 2006, represents 1.21% of total loans outstanding. At December 31, 2005, the allowance for loan losses represented 1.18% of total loans outstanding. Management has in place a system to identify and monitor problem loans. A formal review is prepared quarterly by the Loan Review Officer to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, and loan activity since the previous assessment, reports prepared by the Loan Review Officer, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this quarterly assessment. The review is presented to and subsequently approved by the Board of Directors. Management believes the allowance for loan losses at December 31, 2006 to be adequate.

Liquidity

The concept of liquidity involves the ability of the Company to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 100.0% and 103.1% at December 31, 2006 and December 31, 2005, respectively.

Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and Federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market deposit accounts generally require higher costs than saving accounts.

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

The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.4 million, or 3.6% of the portfolio, is presently scheduled to mature or reprice within the next 12 months. Additionally, the Company expects to receive approximately $13.8 million of projected principal and interest payments from its security portfolio over the next 12 months.

A secondary source of liquidity is the Company’s loan portfolio. Residential construction and commercial real estate loans which are short term in nature continue to provide a significant source of liquidity to the Company. Over the past 12 months, the loan portfolio has averaged approximately $2.1 million per month in principal payments alone. At December 31, 2006, loans of approximately $259.0 million, or 55.8% of the loan portfolio, either will become due or will be subject to rate adjustments within 12 months from the respective date. The loans subject to maturity equal $184.2 million with $74.8 million of the loans repricing over the next 12 months. The Company’s recent emphasis has been placed on longer term fixed rate loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

As for liabilities, certificate of deposits of $100,000 or greater totaling approximately $193.7 million, 63.5% of the total time deposit portfolio, will mature or could reprice during the next 12 months. The Company’s deposit base increased approximately $86.3 million during the year end December 31, 2006. The increase in deposits consists of a $6.0 million increase in transactional accounts, a $20.2 million decrease in savings and money market deposit accounts and a $100.5 million increase in time deposits. Total advances, including short-term borrowings, from the Federal Home Loan Bank decreased to $44.6 million at December 31, 2006, compared to $46.9 million at December 31, 2005.

Historically, there has been no significant reduction in immediately-withdrawable accounts such as negotiable order of withdrawal (NOW) accounts, money market deposit accounts, demand deposits and regular savings accounts; however, in 2006, savings accounts (including money market deposit accounts) decreased approximately $20.2 million, or 17.3%. This decrease was attributed to the significant increase in time deposit rates during the year, causing savings account customers to move their deposits into certificates of deposit that paid higher rates. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience. A reduction in, or a failure to increase, the interest rate paid on these accounts in the future could have an impact on the level of these accounts.

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

In addition, the Company issued approximately $12 million in trust preferred securities during 2005 to help provide funding for loan growth and capital needs.

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

The following table shows the rate sensitivity gaps for different time periods as of December 31, 2006:

Interest-rate sensitivity gaps: (In Thousands)	1-90 Days	91-180 Days		181-365 Days		One Year And Longer	Total
Interest-earning assets	$244,176	$6,274		$14,740		$274,246	$539,436
Interest-bearing liabilities	224,596	107,682		73,656		74,574	480,508

Interest sensitivity gap	$19,580	$(101,408)		$(58,916)		$199,672	$58,928

Cumulative gap	$19,580	$(81,828)		$(140,744)		$58,928

Interest rate sensitivity gap as a % of total assets	3.47%	(17.97	% )	(10.44	% )	35.38%

Cumulative gap as a % of total assets	3.47%	(14.50	% )	(24.94	% )	10.44%

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

Included in the 1- to 90-day category of interest-bearing liabilities are negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Although these accounts can be repriced at any time, historically these sectors have not simultaneously repriced. As a result of periodic regression analyses, these accounts are indicated to be less interest rate sensitive than the gap analysis would initially suggest.

Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Off- Balance- Sheet Arrangements

At December 31, 2006, the Company had unfunded loan commitments outstanding of $122.6 million and outstanding standby letters of credit of $4.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned previously, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments (payoffs, principal payments and interest payments), investment security maturities along with principal and interest payments received on securities, and cash flows and short-term borrowings.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2006:

(In Thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total

Short-term debt	$4,000	$—	$—	$—	$4,000
Long-term debt	—	21,500	17,694	1,418	40,612
Junior subordinated debentures	—	—	—	12,372	12,372
Capital leases	—	—	—	—	—
Operating leases	668	630	245	2,057	3,600
Purchases	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$4,668	$22,130	$17,939	$15,847	$60,584

The short-term debt and long-term debt contractual obligations are advances from the Federal Home Loan Bank. The Company has entered into operating lease agreements for certain branch facilities and automobiles. Future minimum rental payments required under the terms of these noncancellable leases are included in operating lease obligations.

The Company increased its number of full-time equivalent employees from 103 at December 31, 2005 to 121 as of December 31, 2006. The Company’s efficiency ratio, the ratio of non-interest expense to the sum of net interest income and non-interest income, was 64.03% for the year ended December 31, 2006. Many analysts view the efficiency ratio as a measure of the amount of expense that is incurred to generate a dollar of revenue.

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

There are no known material changes in reported market risks during the year ended December 31, 2006, known to management.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,

CONTINUED

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2006:

Held for Purposes Other Than Trading (In Thousands)	2007	Expected Maturity Date - Year Ending December 31,			Thereafter	Total	Fair Value
		2008-2009	2010-2011	2012-2016
Earning assets:
Loans, including unearned interest	183,508	98,120	103,465	54,840	24,265	464,198	455,322
Average interest rate	8.44%	7.01%	7.19%	7.34%	6.46%	7.63%
Securities (amortized cost)	1,155	4,697	6,238	21,357	34,884	68,331	67,784
Average interest rate	4.70%	4.20%	4.04%	4.49%	4.82%	4.57%
Loans held for sale	1,589	—	—	—	—	1,589	1,589
Average interest rate	6.33%	—	—	—	—	6.33%
Federal funds sold	2,881	—	—	—	—	2,881	2,881
Average interest rate	5.13%	—	—	—	—	5.13%
Interest-bearing deposits in financial institutions	19	—	—	—	—	19	19
Average interest rate	4.90%	—	—	—	—	4.90%
Restricted equity securities	2,965	—	—	—	—	2,965	2,965
Average interest rate	4.71%	—	—	—	—	4.71%

Interest-bearing liabilities:
Interest-bearing time deposits	272,460	25,103	7,485	—	—	305,048	304,011
Average interest rate	5.15%	4.79%	5.17%	—	—	5.12%
Negotiable order of withdrawal accounts	19,061	—	—	—	—	19,061	19,061
Average interest rate	0.63%	—	—	—	—	0.63%
Money market deposit accounts	50,450	—	—	—	—	50,450	50,450
Average interest rate	3.16%	—	—	—	—	3.16%
Savings deposits	45,968	—	—	—	—	45,968	45,968
Average interest rate	3.65%	—	—	—	—	3.65%
Securities sold under repurchase agreements	2,997	—	—	—	—	2,997	2,997
Average interest rate	2.32%	—	—	—	—	2.32%
Advances from Federal
Home Loan Bank	4,000	21,500	17,694	1,207	211	44,612	43,979
Average interest rate	5.39%	4.89%	4.55%	4.54%	3.75%	4.77%
Trust preferred debentures	—	—	—	—	12,372	12,372	11,549
Average interest rate	—	—	—	—	5.64%	5.64%

CAPITAL BANCORP, INC.

Consolidated Financial Statements

December 31, 2006 and 2005

(With Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Capital Bancorp, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Capital Bancorp, Inc. (the “Company”) and its subsidiary as of December 31, 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Capital Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004 were audited by other auditors whose report dated February 3, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Bancorp, Inc. and subsidiary at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

February 22, 2007

CAPITAL BANCORP, INC

Consolidated Balance Sheets

December 31, 2006 and 2005

(In Thousands, except share amounts)	2006	2005
Assets:
Cash and due from banks, including reserve requirements of $529 and $883, respectively	$8,353	$9,634
Federal funds sold	2,881	25

Cash and cash equivalents	11,234	9,659
Securities available-for-sale	67,784	57,040
Loans, net	458,593	385,098
Premises and equipment, net	5,780	5,200
Accrued interest receivable	2,744	2,142
Bank owned life insurance	9,535	4,773
Loans held for sale	1,589	1,940
Interest-bearing deposits in financial institutions	19	1,388
Other real estate	808	—
Other assets	6,356	6,654

Total Assets	$564,442	$473,894

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$44,425	$41,004
Interest bearing demand	19,061	16,497
Savings (includes Money Market Deposit Accounts)	96,418	116,581
Time	111,398	96,950
Time, over $100,000	193,650	107,638

Total deposits	464,952	378,670
Short term borrowings	—	4,740
Federal Home Loan Bank advances	44,612	42,121
Junior subordinated debentures	12,372	12,372
Securities sold under repurchase agreements	2,997	3,925
Other liabilities	4,540	3,454

Total liabilities	529,473	445,282

Stockholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 20,000,000 shares authorized;
3,621,575 and 3,482,495 shares issued and outstanding	16,172	14,347
Retained earnings	19,135	14,954
Accumulated other comprehensive income	(338)	(689)

Total stockholders’ equity	34,969	28,612

Total Liabilities and Stockholders’ Equity	$564,442	$473,894

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Earnings

For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands, except per share amounts)	2006	2005	2004
Interest income:
Interest and fees on loans	$34,356	$24,180	$15,357
Interest on investment securities:
U.S. Government agencies	957	698	778
State and political subdivisions	463	331	276
Mortgage backed securities	1,193	1,252	1,112
Other interest	341	267	201

Total interest income	37,310	26,728	17,724
Interest expense:
Interest on deposits:
Demand	97	78	25
Savings and money market demand accounts	3,537	2,514	1,229
Time	11,758	6,080	3,484
Interest on FHLB and other borrowings	3,124	2,557	1,220

Total interest expense	18,516	11,229	5,958

Net interest income	18,794	15,499	11,766
Provision for loan losses	1,328	1,665	1,514

Net interest income after provision for loan losses	17,466	13,834	10,252
Other income:
Service charges on deposit accounts	1,248	1,117	1,214
Gain on sales of loans	581	790	672
Gain on sale / call of securities, net	—	14	—
Miscellaneous	808	356	324

Total other income	2,637	2,277	2,210
Other expenses:
Salaries and employee benefits	8,366	6,742	4,704
Occupancy	1,185	1,059	776
Other operating	4,025	3,326	3,075

Total other expenses	13,576	11,127	8,555

Earnings before income taxes	6,527	4,984	3,907
Income taxes	2,346	1,760	534

Net earnings	$4,181	$3,224	$3,373

Basic earnings per share	$1.18	$.93	$1.04

Diluted earnings per share	$1.14	$.88	$1.00

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)	2006	2005	2004
Net earnings	$4,181	$3,224	$3,373
Other comprehensive earnings (losses), net of tax:
Net unrealized gain/(losses) on available-for-sale securities arising during period, net of (taxes)/ income tax benefit of $(218), $408, and $153, respectively	351	(658)	(248)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $5 in 2005	—	(9)	—

Total comprehensive income (losses), net of taxes	351	(667)	(248)

Total comprehensive income	$4,532	$2,557	$3,125

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock
(In Thousands, except shares )	Preferred Stock	Shares	Amount	Retained Earnings	Net Unrealized Gain (Loss) on Available- for-Sale Securities	Total
Balance December 31, 2003	$—	3,147,942	$12,260	$8,357	$226	$20,843
Issuance of 312,666 shares of common stock related to exercise of stock options	—	312,666	1,820	—	—	1,820
Net change in unrealized gain (loss) on available-for-sale securities, net of tax benefit of $153	—	—	—	—	(248)	(248)
Net earnings for the year	—	—	—	3,373	—	3,373

Balance December 31, 2004	—	3,460,608	14,080	11,730	(22)	25,788
Issuance of 14,300 shares of common stock related to exercise of stock options, including related tax benefit of $32	—	14,300	141	—	—	141
Issuance of 7,587 shares of common stock related to employee stock purchase plan	—	7,587	126	—	—	126
Net change in unrealized gain (loss) on available-for-sale securities, net of tax benefit of $413	—	—	—	—	(667)	(667)
Net earnings for the year	—	—	—	3,224	—	3,224

Balance December 31, 2005	—	3,482,495	14,347	14,954	(689)	28,612
Issuance of 122,300 shares of common stock related to exercise of stock options, including related tax benefit of $630	—	122,300	1,301	—	—	1,301
Issuance of 16,780 shares of common stock related to employee stock purchase plan	—	16,780	280	—	—	280
Net change in unrealized gain (loss) on available-for-sale securities, net of taxes of $218	—	—	—	—	351	351
Stock-based compensation expense	—	—	244	—	—	244
Net earnings for the year	—	—	—	4,181	—	4,181

Balance December 31, 2006	$—	3,621,575	$16,172	$19,135	$(338)	$34,969

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2006	2005	2004
Cash flows from operating activities:
Net earnings	$4,181	$3,224	$3,373
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	1,112	1,051	636
Provision for loan losses	1,328	1,665	1,514
Originations of loans held for sale	(41,878)	(49,541)	(40,106)
Proceeds from sales of loans	42,810	50,484	40,475
Net gain on sale of loans	(581)	(790)	(672)
Gain on sale of restricted equity securities	(211)	—	—
Increase in CSV of life insurance	(262)	(159)	(208)
Loss (gain) on sale of other real estate	—	(3)	42
Increase in accrued interest receivable	(602)	(573)	(309)
Stock-based compensation expense	244	—	—
Change in:
Other assets	977	(1,383)	(632)
Other liabilities	869	1,930	723

Net cash provided (used) by operating activities	7,987	5,905	4,836

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available-for-sale	11,373	14,061	20,196
Purchases of securities available-for-sale	(22,052)	(11,924)	(34,468)
Net increase in loans	(75,631)	(97,000)	(77,145)
Purchase of premises and equipment	(1,189)	(1,093)	(148)
Purchase of restricted equity securities	(123)	(162)	(609)
Decrease (increase) in interest-bearing deposits in Financial institutions	1,369	(1,163)	26
Investment in non-consolidated variable interest entity	—	(372)	—
Proceeds from sales of restricted equity securities	285	—	—
Investment in bank owned life insurance	(4,500)	—	(315)
Capital expenditures for other real estate	—	(10)	(43)
Proceeds from sales of other assets	—	—	20
Proceeds from sales of other real estate	—	16	245

Net cash used by investing activities	(90,468)	(97,647)	(92,241)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	(14,178)	45,089	19,484
Net increase in time deposits	100,460	53,554	36,313
Increase (decrease) in securities sold under repurchase Agreements	(928)	1,117	1,018
Proceeds from Federal Home Loan Bank advances and short-term borrowings	155,165	95,540	30,400
Repayment of Federal Home Loan Bank advances and short-term borrowings	(157,414)	(90,215)	(13,371)
(Decrease) increase in Federal funds purchased	—	(21,980)	12,780
Increase in junior subordinated debentures	—	12,372	—
Employee stock purchases	280	126	—
Exercise of stock options	671	109	1,820

Net cash provided by financing activities	84,056	95,712	88,444

Change in cash and cash equivalents	1,575	3,970	1,039
Cash and cash equivalents at beginning of year	9,659	5,689	4,650

Cash and cash equivalents at end of year	11,234	9,659	5,689

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2006, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$20,019	$10,616	$5,559
Income taxes	$1,975	$2,692	$759
Non-cash investing and financing activities:
Non-cash transfers from loans to other real estate	$808	$215	$627
Non-cash transfers from other real estate to loans	$—	$595	$—
Change in unrealized gains (losses) on securities available-for-sale, net of tax	$351	$(667)	$(248)

See accompanying notes to consolidated financial statements.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies

The accounting and reporting policies of Capital Bancorp, Inc. and Subsidiaries (“the Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the significant policies.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Capital Bank & Trust Company (“the Bank”) and its wholly-owned subsidiaries, CBTC Corporation and Capital Housing Improvement Projects, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Nature of Operations

Capital Bancorp, Inc. is a registered bank holding company headquartered in Nashville, Tennessee. It offers extensive and service-intensive financial products and services through its subsidiary, Capital Bank & Trust Company, which is a state chartered bank. The Bank provides full banking services. As a state chartered bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by the Bank is Davidson and surrounding counties of Middle Tennessee. Services are provided at the main office in Nashville, Tennessee and seven branches.

CBTC Corporation was established before the inception of the Bank in order to establish a lease for the current Main Office. It is a shell corporation and has minimal cash assets at a local financial institution.

Capital Housing Improvement Projects, Inc. was established in order to allow the Bank to invest in residential real estate for the purpose of building and selling low to moderate income housing in the Nashville market as part of its community reinvestment plan. The subsidiary is currently inactive.

(c)	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(c)	Estimates, continued

relate to determination of the allowance for possible loan losses and the valuation of debt and equity securities and the related deferred taxes.

(d)	Cash and Cash Equivalents

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

(e)	Securities

The Company classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2006 and 2005, all securities were classified as available for sale.

Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported in other comprehensive income as a separate component of stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

A decline in the fair value of available for sale and held to maturity securities below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in net income and derived using the specific identification method for determining the cost of the securities sold.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(e)	Securities, continued

Federal Home Loan Bank (“FHLB”) stock and The Bankers Bank stock is included in other assets at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

(f)	Loans

Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on non-accrual status, previously accrued and uncollected interest is charged against interest income on loans. Generally, interest income is recognized on a cash basis on non-accrual loans.

A loan is considered impaired when, based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized using the cash-basis method of accounting during the time the loans are impaired.

(g)	Allowance for Loan Losses

The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at a level appropriate to absorb estimated losses inherent in the loan portfolio. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(g)	Allowance for Loan Losses, continued

necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

The allowance for loan losses consists of an allocated portion and an unallocated, or general, portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision.

The provision is based on management’s determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Management believe the allowance for loan losses is adequate at December 31, 2006; however, determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

(h)	Loans Held-For-Sale

Mortgage loans held for sale are reported at the lower of cost or market value, determined by outstanding commitments from investors at the balance sheet date. These loans are valued on an aggregate basis.

(i)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. The range of estimated useful lives for buildings and improvements is 30 to 40 years, for leasehold improvements, 2 to 15 years, for land improvements, 10 to 35 years, and for furniture and equipment, 3 to 10 years. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and the cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

Expenditures for major renewals and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(j)	Securities Sold Under Agreements to Repurchase

Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(k)	Income Taxes

Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income taxes during the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings and tax planning strategies.

(l)	Stock Option and Employee Stock Purchase Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment,” using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $244,000, a reduction in net income of $244,000, and a decrease in basic and diluted earnings per share of $.07.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; whereby, no stock-based compensation cost was incurred nor reflected in net income for the years ended December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(l)	Stock Option and Employee Stock Purchase Plans, continued

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the years ended December 31, 2005, and 2004.

(In Thousands, except per share amounts)		2005	2004
Net earnings	As Reported	$3,224	$3,373
	Proforma	3,002	3,234
Basic earnings per common share	As Reported	.93	1.04
	Proforma	.87	.99
Diluted earnings per common share	As Reported	.88	1.00
	Proforma	.82	.96

(m)	Other Real Estate

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

Certain reclassifications have been made to the 2005 and 2004 results to conform to the presentation for 2006.

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

(p)	Stock Split and Elimination of Par Value

The Company’s Board of Directors voted a 2-for-1 stock split for stockholders of record as of July 30, 2004, payable August 16, 2004. Each stockholder received

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(p)	Stock Split and Elimination of Par Value, continued

one (1) additional share for each one (1) share owned. Certain share and per share data included in these consolidated financial statements has been restated to give effect to the stock split. In addition, the Board authorized a charter amendment to eliminate par value effective July 2, 2004.

(q)	Impact of New Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon the initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

(r)	Effect of Newly Issued But Not Yet Effective Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year-end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2006. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2007. The adoption of SFAS No. 158 is not expected to have an impact on the Company’s financial position or results of operations.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(r)	Effect of Newly Issued But Not Yet Effective Accounting Standards, continued

New accounting standards have been issued that the Company does not expect will have a material effect on the financial statements when adopted in future years or for which the Company has not yet completed its evaluation of the potential effect upon adoption. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, establish a hierarchy about the assumptions used to measure fair value for 2008, change the recognition threshold and measurement guidance for tax positions that contain significant uncertainty in 2007, revise the accrual of post-retirement benefits associated with providing life insurance for 2008, and revise the accounting for cash surrender value for 2007. These are detailed in the following paragraphs.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155 (“SFAS No. 185”), “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140”. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact of its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”. This Statement provides for the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value in the statement of financial position and additional footnote disclosure. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(r)	Effect of Newly Issued But Not Yet Effective Accounting Standards, continued

initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of the adoption of EITF 06-4.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies, continued

(r)	Effect of Newly Issued But Not Yet Effective Accounting Standards, continued

that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial position or results of operations.

(2)	Securities Available for Sale

Securities available for sale have been classified in the balance sheet according to management’s intent. Securities available for sale at December 31, 2006 and 2005 are listed below:

(In Thousands)	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies and corporations	$23,855	$44	$178	$23,721
Obligations of states and political subdivisions	14,500	72	73	14,499
Mortgage-backed securities	29,976	60	472	29,564

	$68,331	$176	$723	$67,784

(In Thousands)	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. government agencies and corporations	$20,941	$—	$385	$20,556
Obligations of states and political subdivisions	11,058	14	158	10,914
Mortgage-backed securities	26,157	30	617	25,570

	$58,156	$44	$1,160	$57,040

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(2)	Securities Available for Sale, continued

The amortized cost and estimated market value of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Estimated Market Value
Less than one year	$1,155	1,154
Due after one year through five years	10,329	10,228
Due after five years through ten years	19,764	19,715
Due after ten years	7,107	7,123
Mortgage-backed securities	29,976	29,564

	$68,331	67,784

The following summarized securities sales activity for the years ended December 31, 2006, 2005 and 2004:

(In Thousands)	2006	2005	2004
Gross proceeds	$—	$1,035	$—

Gross realized gains	$—	$14	$—
Gross realized losses	—	—	—

Net realized gains	$—	$14	$—

Securities carried in the balance sheet of approximately $44.8 million (amortized cost of $45.4 million) and $40.6 million (amortized cost of $41.5 million) were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2006 and 2005, respectively.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(2)	Securities Available for Sale, continued

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

	December 31, 2006
	(In Thousands, except number of securities)
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. Government agencies and corporations	$498	$2	1	$13,447	$176	12	$13,945	$178
Obligations of states and political sub- divisions	1,204	13	5	6,471	60	27	7,675	73
Mortgage-backed securities	3,180	2	3	19,937	470	26	23,117	472

Total temporarily impaired securities	$4,882	$17	9	$39,855	$706	65	$44,737	$723

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(2)	Securities Available for Sale, continued

	December 31, 2005
	(In Thousands, except number of securities)
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. Government agencies and corporations	$11,365	$183	11	$9,191	$202	7	$20,556	$385
Obligations of states and political sub- divisions	7,325	101	27	2,358	57	12	9,683	158
Mortgage-backed securities	14,185	275	14	9,481	342	12	23,666	617

Total temporarily impaired securities	$32,875	$559	52	$21,030	$601	31	$53,905	$1,160

Management believes that there are no unrealized losses as of December 31, 2006, that represent an other-than-temporary impairment. Unrealized losses at December 31, 2006, are primarily attributable to changes in interest rates and the Company has both the intent and ability to hold the securities for a time necessary to recover the amortized cost. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(3)	Loans and Allowance for Loan Losses

The classification of loans at December 31, 2006 and 2005 is as follows:

	(In Thousands)
	2006	2005
Commercial, financial and agricultural	$205,487	$168,285
Installment	5,987	4,906
Real estate - mortgage	137,963	129,107
Real estate - construction	115,417	88,118

	464,854	390,416

Less:
Unearned income	656	714
Allowance for possible loan losses	5,605	4,604

	$458,593	$385,098

The principal maturities on loans at December 31, 2006 are as follows:

	(In Thousands)
Maturity	Commercial, Financial and Agricultural	Installment	Real Estate - Mortgage	Real Estate- Construction	Total

3 months or less	$7,526	832	15,573	20,070	44,001
3 to 12 months	36,385	2,036	33,472	68,307	140,200
1 to 5 years	127,348	2,992	45,885	25,463	201,688
Over 5 Years	34,228	127	43,033	1,577	78,965

	$205,487	5,987	137,963	115,417	464,854

At December 31, 2006, variable rate and fixed rate loans totaled $242.8 million and $222.1 million, respectively. At December 31, 2005, variable rate and fixed rate loans totaled $213.8 million and $176.6 million, respectively.

Changes in the allowance for loan losses of the Company for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	(In Thousands)
	2006	2005	2004
Balance - beginning of period	$4,604	$3,503	$2,901
Provision for loan losses	1,328	1,665	1,514
Charge-offs	(377)	(672)	(946)
Recoveries	50	108	34

Balance - end of year	$5,605	$4,604	$3,503

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(3)	Loans and Allowance for Loan Losses, continued

The Company’s loan customers are principally in the Middle Tennessee area with a concentration in Davidson County. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2006 and 2005 were as follows:

(In Thousands)	2006	2005
Recorded investment	$4,131	$3,357
Allocated loan loss reserve	$565	$540

The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $3.2 million and $2.7 million, respectively. The related amount of interest income recognized on these loans during 2006, 2005 and 2004 was $365,000, $264,000 and $198,000, respectively, for the period that such loans were impaired.

Loans which have been placed on non-accrual status totaled $2.5 million and $427,000 at December 31, 2006 and 2005, respectively. Had interest on these loans been accrued, interest income would have been increased by approximately $125,000, $12,000 and $27,000 in 2006, 2005, and 2004, respectively. Loans that are past due 90 days or more and are still accruing interest totaled $692,000 and $339,000 at December 31, 2006 and 2005, respectively.

An analysis of the activity with respect to such loans to related parties is as follows:

(In Thousands)	December 31,
	2006	2005
Balance, January 1	$10,049	3,426
New loans during the year	21,879	15,655
Repayments during the year	(18,311)	(9,032)

Balance, December 31	$13,617	10,049

As of December 31, 2006, none of these loans were restructured, nor were any related party loans charged off in 2006 and 2005.

In 2006, 2005 and 2004, the Company originated loans for sale in the secondary market approximating $43.0 million, $49.5 million and $40.1 million, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold. At December 31, 2006, the Company had not been required to repurchase any of

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(3)	Loans and Allowance for Loan Losses, continued

the loans originated by the Company and sold in the secondary market. The gain on sale of these loans totaled $581,000, $745,000 and $672,000 in 2006, 2005 and 2004, respectively, and such income is included in miscellaneous income. Management expects no loss to result from these recourse provisions.

(4)	Premises and Equipment

The detail of premises and equipment at December 31, 2006 and 2005 is as follows:

(In Thousands)	2006	2005
Land	$1,092	$1,092
Buildings	3,225	3,225
Leasehold improvements	2,004	1,413
Furniture and fixtures	972	825
Equipment	2,075	1,579
Construction in progress	—	45

	9,368	8,179
Less: accumulated depreciation	(3,588)	(2,979)

	$5,780	5,200

Depreciation expense was $609,000, $505,000 and $409,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)	Restricted Equity Securities

Restricted equity securities are included in Other Assets and consist of stock of the Federal Home Loan Bank amounting to $2.2 million and $1.9 million at December 31, 2006 and 2005, respectively, and stock of The Bankers Bank amounting to $773,000 and $847,000 at December 31, 2006 and 2005, respectively. The stock can be sold back only at par or a value as determined by the issuing institution and only to the respective financial institution or to another member institution. These securities are recorded at cost.

On December 28, 2006, the Company sold 100 shares of The Bankers Bank stock. The gain recognized on sale of these restricted equity securities was $211,000.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(6)	Deposits

Contractual maturities of time deposit accounts at December 31, 2006 are as follows:

(In Thousands)
Maturity	Amount
2007	$272,459
2008	20,904
2009	4,200
2010	5,409
2011	2,076

$305,048

The aggregate amount of overdrafts reclassified as loans receivable was $411,000 and $271,000 at December 31, 2006 and 2005, respectively.

The Company is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2006 and 2005 was approximately $1.1 million and $1.5 million, respectively.

At December 31, 2006, the Company held $68.6 million in certificates of deposit obtained through the efforts of third party brokers. At December 31, 2005, the Company had $43.7 million of such certificates of deposit. The weighted average rate as of December 31, 2006 and 2005 was 5.08% and 4.19%, respectively. These deposits have maturity dates ranging from 1 week to 3 years.

(7)	Advances from Federal Home Loan Bank and Short Term Borrowings

The advances from the Federal Home Loan Bank and short term borrowings at December 31, 2006 and 2005 consist of the following:

(In Thousands)	December 31,
	2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate advances	$44,612	4.77%	$42,121	4.45%

Variable-rate advances	$—	—	$4,740	4.33%

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(7)	Advances from Federal Home Loan Bank and Short Term Borrowings, continued

Advances from the Federal Home Loan Bank are to mature as follows as of December 31, 2006:

(In Thousands)
Year Ending December 31,	Amount

2007	$4,000
2008	13,000
2009	8,500
2010	11,694
2011	6,000
Thereafter	1,418

$44,612

These advances are collateralized by approximately $150.1 million of the Company’s commercial and real-estate mortgage loan portfolio.

Of the $44.6 million FHLB advances, $6.0 million is convertible by the Federal Home Loan Bank from a current fixed rate of 4.94% to the three month LIBOR rate on February 25, 2007. As of December 31, 2006, the three month LIBOR rate was 5.36%.

(8)	Junior Subordinated Debentures

On June 16, 2005, the Company closed a private offering of 12,000 Floating Preferred Securities offered and sold by Capital Bancorp Capital Trust I (Capital Trust I), a Delaware business trust wholly-owned by the Company, having a liquidation amount of $1,000 each. Capital Bancorp has fully and unconditionally guaranteed all of the floating preferred securities issued by Capital Trust I. The proceeds from the issuance, together with the proceeds of the related issuance of common securities of Capital Trust I purchased by the Company in the amount of $372,000, were invested in floating rate Junior Subordinated Debentures (the “Debentures”) of the Company totaling $12,372,000. The Debentures are due June 30, 2035 and may be redeemed after five years, or sooner in certain specific events including in the event that the financing is not eligible for treatment as Tier I capital, subject to prior approval by the Federal Reserve Board, if then required. The sole assets of Capital Trust I are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company.

The Company owns all of the common securities of Capital Trust I. The floating rate securities bear interest currently at a rate of 5.642%, and the interest rate will be adjusted quarterly after June 30, 2010 at a rate of three month LIBOR plus 1.50%.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(9)	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements were $3.0 million and $3.9 million at December 31, 2006 and 2005, respectively. The maximum amounts of outstanding repurchase agreements at any month end during 2006 and 2005 were $4.5 million and $3.9 million, respectively. The average daily balance outstanding during 2006 and 2005 was $3.1 million and $2.9 million, respectively. The weighted-average interest rate on the outstanding balance at December 31, 2006 and 2005 was 2.32% and 1.95%, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(10)	Income Taxes

The components of income tax expense (benefit) are summarized as follows:

(In Thousands)	2006	2005	2004
Current:
Federal	$2,480	$1,852	$609
State	458	400	146

	2,938	2,252	755

Deferred:
Federal	(492)	(408)	(184)
State	(100)	(84)	(37)

	(592)	(492)	(221)

	$2,346	$1,760	$534

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(10)	Income Taxes, continued

A reconciliation of actual income tax expense of $2.3 million, $1.8 million, and $534,000 for the years ended December 31, 2006, 2005, and 2004, respectively, to the “expected” tax expense (computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes) is as follows:

(In Thousands)	2006	2005	2004
Tax expense based on statutory rates	2,219	1,694	1,328
State income taxes, net of Federal income tax benefit	236	209	70
Disallowed expenses	31	22	13
Increase in cash surrender value of life insurance policies	(89)	(54)	(61)
Tax exempt interest, net of interest expense exclusion	(156)	(121)	(110)
Compensation deduction related to non-qualified stock option plan	—	—	(728)
Compensation expense related to
SFAS 123R	83	—	—
Other items, net	22	10	22

Actual tax expense	2,346	1,760	534

The following summarizes the net deferred tax asset, which is included as a component of other assets, at December 31, 2006 and 2005:

(In Thousands)	2006	2005
Deferred income tax assets:
Allowance for loan losses	$1,811	$1,390
Deferred compensation	441	304
Premises and equipment	255	207
Net unrealized loss on securities available for sale	210	427
Other	34	2

Total gross deferred income tax assets	2,751	2,330

Deferred income tax liabilities:
FHLB stock dividends	(251)	(205)

Total gross deferred income tax liabilities	(251)	(205)

Net deferred income tax asset	$2,500	$2,125

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(11)	Other Operating Expense

The significant components of other operating expense for the years ended December 31, are presented below:

(In Thousands)	2006	2005	2004
Other operating expense:
Furniture and equipment	520	409	424
Professional	728	684	778
Data processing	252	272	247
Other operating	2,525	1,961	1,626

Total other operating expense	$4,025	$3,326	$3,075

(12)	Profit-Sharing Plan

The Company has a 401(k) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old who have completed three months of employment. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $283,000, $206,000 and $183,000, respectively, to the plan.

(13)	Commitment and Contingencies

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

The subsidiary Bank has entered into several operating lease agreements for the main office bank building, bank branch offices, mortgage loan department office, operations center, and automobiles. Future minimum rental payments required under the terms of the noncancellable leases are as follows:

(In Thousands)
Year Ending December 31,	Total
2007	$668
2008	630
2009	245
2010	216
2011	186
Thereafter	1,655

$3,600

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(13)	Commitment and Contingencies, continued

Total rent expense under the leases amounted to $559,000, $480,000 and $381,000, respectively, during the years ended December 31, 2006, 2005 and 2004.

The main office, administrative offices and operations center are leased from partnerships which are partially owned by a director of the Company. The amounts paid under these leases approximated $343,000, $147,000 and $57,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has lines of credit with other financial institutions totaling $59 million at December 31, 2006 and 2005. The Company did not have any funds outstanding under these lines of credit as of December 31, 2006. As of December 31, 2005, there was $4.7 million outstanding.

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

(In Thousands)	Contract or Notional Amount
	2006	2005
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$122,632	$98,877
Standby letters of credit	4,916	2,767

Total	$127,548	$101,644

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are not expected to be drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(14)	Financial Instruments with Off-Balance-Sheet Risk, continued

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counter parties drawing on such financial instruments and the present creditworthiness of such counter parties. Such commitments have been made on terms which are competitive in the markets in which the Company operates, thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $4.9 million at December 31, 2006.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(15)	Regulatory Matters and Restrictions on Dividends

The Company and its subsidiary are subject to regulatory capital requirements administered by the Federal Reserve Bank, Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require the Company and its subsidiary to meet specific capital adequacy guidelines that involves quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company’s capital status and the amount of dividends the Company may distribute.

The Company and its subsidiary are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. The Company and its subsidiary bank are required to have minimum Tier I and Total Risk-Based Capital ratios of 4.0% and 8.0%, respectively, and a leverage ratio of 4%. The actual ratios of the Company and its subsidiary were as follows:

	Capital Bancorp, Inc.		Capital Bank & Trust
	2006	2005	2006	2005
Tier I ratio	9.19%	9.47%	9.06%	9.57%
	$44,049	$36,626	$42,271	$36,954

Total risk-based ratio	11.12%	11.97%	10.23%	10.76%
	$53,284	$46,277	$47,876	$41,558

Leverage ratio	7.46%	8.03%	7.94%	8.10%

As of December 31, 2006, the most recent notification from the banking regulators categorized the Company and its subsidiary as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Company’s category.

(16)	Deferred Compensation and Supplemental Executive Retirement Plans

Director Deferred Stock Compensation Plan

In December 2006, the Company’s Board of Directors approved a Director Deferred Stock Compensation Plan. The plan allows the members of the Board of Directors to elect to defer up to 100% of their compensation. The plan is non-qualified and amounts

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(16)	Deferred Compensation and Supplemental Executive Retirement Plans, continued

deferred are considered “invested” in the Company’s common stock. Distributions of deferred amounts may be made in lump sums or over a period of up to ten years. Distributions will be made in shares of common stock and begin with the earlier of a director ceasing to serve as a member of the board or as determined by the deferral election. The plan has not and will not materially impact the Company as director compensation expense will continue to be recorded when incurred. There were no deferrals under this plan during 2006.

Director Deferred Compensation Plan

The Company provides its directors a deferred compensation plan. The deferred compensation plan was established in 1999 to reward the directors for past performance and to provide retirement and death benefits. There were eight directors participating in the plan at December 31, 2006. The deferred compensation plan provides retirement benefits for a period of 120 months after the director reaches the age of 65.

The Company has purchased insurance policies with death benefits provided for in the plans. The insurance policies remain the sole property of the Company and are payable to the Company. Under the terms of the deferred compensation plan, upon the death of the insured, each insured’s beneficiary is entitled to twenty-five percent (25%) of the net at risk insurance portion of the proceeds. The net at risk insurance portion is the total proceeds less the cash value of the policy. The plans are not qualified under Section 401 of the Internal Revenue Code. The cash surrender value of life insurance purchased to fund the plans as of December 31, 2006 and 2005, totaled $2.3 million and $2.2 million, respectively. At December 31, 2006 and 2005, the deferred compensation liabilities totaled $563,000 and $425,000, respectively.

The Company expensed $154,000 related to the deferred compensation plan for the years ended December 31, 2006 and 2005.

Supplemental Executive Retirement Plan

The Company has also established a supplemental executive retirement plan (SERP) to provide supplemental retirement benefits to three executive officers of the Company. The supplemental executive retirement plan provides the three executive officers with a percentage of their anticipated annual incomes based upon a projected, hypothetical age—65 retirement date. These benefits are expected to be for a fifteen year period after retirement. The Company has purchased insurance policies to provide death benefits provided for in the plans. The insurance policies remain the sole property of the Company and are payable to the Company. At December 31, 2006 and 2005, the supplemental executive retirement liabilities totaled $548,000 and $333,000, respectively. The cash surrender value of life insurance purchased to fund the plans totaled $7.3 million and $2.6 million, respectively. Under the terms of the SERP, at death the accrued benefits are payable to the executive officers’ beneficiaries. The plans are not qualified under Section 401 of the Internal Revenue Code.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(16)	Deferred Compensation and Supplemental Executive Retirement Plans, continued

The Company expensed $215,000 and $151,000 related to the supplemental executive retirement plan for the year ended December 31, 2006 and 2005, respectively.

(17)	Stock Option and Employee Stock Purchase Plans

Employee Stock Purchase Plan

In January 2005, the Board of Directors adopted the 2005 Employee Stock Purchase Plan. The plan authorizes the issuance of 500,000 shares of common stock pursuant to purchase rights granted employees or to employees of any affiliates designated as being eligible to participate. The plan is intended to qualify as an “Employee Stock Purchase Plan” within the meaning of Section 423 of the IRS Code.

The Board of Directors will administer the plan which will offer employees the opportunity to purchase common stock quarterly at a price per share equal to the lower of (i) 85% of the fair market value on the date of commencement of the offering or (ii) 85% of the fair market value on the date of purchase. All regular employees, including executive officers who are employed by the Company or any designated affiliates may participate and purchase up to $25,000 worth of common stock in any calendar year. No employee shall be eligible for the grant of any rights under the plan if immediately after such rights are granted, such employee owns five percent or more of outstanding capital stock measured by vote or value.

In conjunction with the adoption of SFAS No. 123(R), the Company recognized $76,000 of expense during 2006 on the 16,780 shares issued under the plan. The expense was computed using a method that approximates fair value which results principally from the 15% discount offered to employees. Prior to the adoption of SFAS No. 123(R), no expense was required to be recognized for this plan.

Stock Option Plan

In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 1,000,000 shares of the Company’s stock, of which 258,466 remain available to be granted. Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, generally have vesting period of three to five years and are generally exercisable for up to ten years following the date such option awards

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(17)	Stock Option and Employee Stock Purchase Plans, continued

are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date. The Company currently has sufficient authorized and unissued shares to satisfy the expected option exercises.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes-Merton) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2006	2005	2004
Risk-free interest rate	4.89%	3.88%	3.47%
Expected term	4.8 years	4.9 years	6.0 years
Expected stock price volatility	18.52%	17.55%	15.17%
Dividend yield	0%	0%	0%

A summary of the stock option activity for 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	327,134	$9.62
Granted	45,000	19.45
Exercised	(122,300)	5.48
Forfeited	(3,900)	20.76

Outstanding at end of year	245,934	$13.30	7.3 years	$2.9 million

Options exercisable at year end	136,717	$10.80	6.6 years	$1.9 million

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(17)	Stock Option and Employee Stock Purchase Plans, continued

Information related to the stock option plan during each year follows:

(In thousands, except per share amounts)	2006	2005	2004
Intrinsic value of options exercised	$2,008	$170	$3,525
Cash received from option exercises	$671	$109	$1,820
Tax benefit realized from option exercises	$630	$32	$—
Weighted average fair value of options granted	$5.30	$5.27	$3.12

In conjunction with the adoption of SFAS No. 123(R), the Company recognized $168,000 of expense during 2006 for options granted under this plan. As the vast majority of the unvested options under this plan are incentive stock options, the tax benefit recognized on this expense was less than $1,000. Prior to the adoption of this standard, no expense was recognized as exercise price equaled the fair market value of the common stock on the grant date.

As of December 31, 2006, there was $247,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.0 years.

(18)	Shareholder Rights Agreement and Certain Charter Provisions

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(18)	Shareholder Rights Agreement and Certain Charter Provisions, Continued

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(18)	Shareholder Rights Agreement and Certain Charter Provisions, Continued

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(18)	Shareholder Rights Agreement and Certain Charter Provisions, Continued

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

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(19)	Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” sets forth uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares potentially issuable from stock options.

The following is a summary of the components comprising basic and diluted earnings per share (EPS):

(In Thousands, except share amounts)
	2006	2005	2004
Basic EPS Computation:
Numerator - Earnings available to common stockholders	$4,181	3,224	3,373

Denominator - Weighted average number of common shares outstanding	3,537,936	3,467,753	3,257,437

Basic earnings per common share	$1.18	$.93	$1.04

Diluted EPS Computation:
Numerator - Earnings available to common stockholders	$4,181	$3,224	$3,373

Denominator:
Weighted average number of common shares outstanding	3,537,936	3,467,753	3,257,437
Dilutive effect of stock options	117,166	179,606	111,901

	3,655,102	3,647,359	3,369,338

Diluted earnings per common share	$1.14	$.88	$1.00

Stock options for 82,823, 22,670, and 3,250 common shares were not considered in computing diluted earnings per share for 2006, 2005 and 2004 because they are anti-dilutive.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(20)	Capital Bancorp, Inc. - Parent Company Financial Information

CAPITAL BANCORP, INC.

(Parent Company Only)

Balance Sheets

December 31, 2006 and 2005

(In Thousands, except share amounts)	2006	2005
Assets:

Cash	$3,008	$4,604
Investment in wholly-owned bank subsidiary	42,933	36,265
Investment in nonconsolidated variable interest entity	372	372
Other	1,030	39

Total Assets	$47,343	$41,280

Liabilities and Stockholders’ Equity:

Junior subordinated debentures	$12,372	$12,372
Accrued interest and other liabilities	2	296

Total liabilities	12,374	12,668

Stockholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares, no shares issued	—	—
Common stock, no par value, authorized 20,000,000 shares, 3,621,575 and 3,482,495 shares issued and outstanding, Respectively	16,172	14,347
Retained earnings	19,135	14,954
Unrealized losses on available-for-sale securities, net of income taxes of $210,000 and $427,000, respectively	(338)	(689)

Total stockholders’ equity	34,969	28,612

Total Liabilities and Stockholders’ Equity	$47,343	$41,280

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(20)	Capital Bancorp, Inc. - Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.

(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)	2006	2005	2004
Income:
Interest on trust preferred securities	$21	$12	$—

Expenses:
Interest on subordinated debentures	708	384	—
Interest on other borrowings	—	11	—
Stock-based compensation	244	—	—
Other	355	194	107

	1,307	589	107

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(1,286)	(577)	(107)

Federal income tax benefit	399	221	861

	(887)	(356)	754

Equity in undistributed earnings of subsidiary	5,068	3,580	2,619

Net earnings	$4,181	$3,224	$3,373

Other comprehensive losses, net of tax:
Net unrealized gains/(losses) on available-for-sale securities arising during period, net of (taxes)/ income tax benefit of $(218), $408 and $153, respectively	351	(658)	(248)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $5 in 2005, respectively	—	(9)	—

Other comprehensive losses	351	(667)	(248)

Comprehensive earnings	$4,532	$2,557	$3,125

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(20)	Capital Bancorp, Inc. - Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.

(Parent Company Only)

Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2006	2005	2004
Cash flows from operating activities:
Net earnings	$4,181	$3,224	$3,373
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Earnings from subsidiary	(5,068)	(3,580)	(2,619)
Increase in stock option expense	244	—	—
Change in:
Other assets	(360)	828	(831)
Other liabilities	(294)	295	—

Net cash provided (used) by operating activities	(1,297)	767	(77)

Cash flows from investing activities:
Capital contribution to bank subsidiary	(1,250)	(9,050)	(1,200)
Investment in nonconsolidated variable interest entity	—	(372)	—
Decrease in due from subsidiary	—	—	10

Net cash used in investing activities	(1,250)	(9,422)	(1,190)

Cash flows from financing activities:
Issuance of junior subordinated debentures	—	12,372	—
Employee stock purchases	280	126	—
Exercise of stock options	671	109	1,820

Net cash provided by financing activities	951	12,607	1,820

Change in cash and cash equivalents	(1,596)	3,952	553
Cash and cash equivalents at beginning of year	4,604	652	99

Cash and cash equivalents at end of period	3,008	4,604	652

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(20)	Capital Bancorp, Inc. - Parent Company Financial Information, Continued

CAPITAL BANCORP, INC.

(Parent Company Only)

Statements of Cash Flows, Continued

For the Years Ended December 31, 2006, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$708	$13	$—
Income taxes	$—	$898	$—

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(21)	Disclosures About Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

Cash and cash equivalents

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

The fair value of securities is based on quoted market prices.

Restricted Equity Securities

The carrying value of other equity securities approximates fair value.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of the various categories of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.

For variable rate loans, the carrying value is a reasonable estimate of fair value.

Loans Held for Sale

These instruments are carried in the consolidated balance sheet at the lower of cost or market value. The fair value of these instruments is based on subsequent liquidation values of the instruments which did not result in any significant gains or losses.

Bank Owned Life Insurance

The carrying values of bank owned life insurance policies approximate fair value.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(21)	Disclosures About Fair Value of Financial Instruments, continued

Deposits

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date and approximates fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are payable upon demand. For this reason the carrying amount is a reasonable estimate of fair value.

Advances from Federal Home Loan Bank and Short Term Borrowings

The fair value of advances and short term borrowings is estimated by discounting the future payments using the current rates at which similar advances could be obtained for the same remaining average maturities. Short term borrowings are at variable rates and as such the carrying value approximates fair value.

Junior Subordinated Debentures

The fair value is approximated by the present value of the contractual cash flows discounted by the investor’s yield which considers the Company’s debt ratings.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods extending from one to two years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2006 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(21)	Disclosures About Fair Value of Financial Instruments, continued

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

(In Thousands)	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$11,253	$11,253	$11,047	$11,047
Securities, available for sale	67,784	67,784	57,040	57,040
Loans, net	458,593	455,322	385,098	382,485
Bank owned life insurance	9,535	9,535	4,773	4,773
Loans held for sale	1,589	1,589	1,940	1,940
Restricted equity securities	2,965	2,965	2,795	2,795

Financial liabilities:
Deposits	464,952	463,915	378,670	378,347
Securities sold under repurchase agreements	2,997	2,997	3,925	3,925
Advances from Federal Home Loan Bank and short term borrowings	44,612	43,979	46,861	46,848
Junior subordinated debentures	12,372	11,549	12,372	11,838

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

Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(21)	Disclosures About Fair Value of Financial Instruments, continued

estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(22)	Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(In Thousands, except per share data)
	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$10,032	$9,776	$9,186	$8,316	$7,758	$7,015	$6,378	$5,577

Net interest income	4,704	4,896	4,756	4,438	4,303	3,942	3,772	3,482

Provision for possible loan losses	208	278	414	428	453	432	441	339

Earnings before income taxes	1,676	1,694	1,643	1,514	1,305	1,159	1,272	1,248

Net earnings	1,103	1,076	1,020	982	834	752	827	811

Basic earnings per common share	.31	.30	.29	.28	.24	.22	.24	.23

Diluted earnings per common share	.30	.29	.28	.27	.23	.21	.22	.22

(23)	Agreement and Plan of Merger with Renasant Corporation

On February 5, 2007, Renasant Corporation, a Mississippi corporation (“Renasant”), Renasant Bank, a Mississippi banking association, Capital Bancorp, Inc., a Tennessee corporation (“Capital”), and Capital Bank & Trust Company, a Tennessee banking association (“Capital Bank”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Capital will merge with and into Renasant (the “Merger”), with Renasant being the surviving corporation in the Merger. Immediately following the Merger, Capital Bank will be merged with and into Renasant Bank, with Renasant Bank being the surviving banking association in such merger.

Under the terms of the Merger Agreement each outstanding share of Capital’s common stock (other than treasury shares and shares held by Capital stockholders who have exercised and maintained their dissenter’s rights) will be converted into the right to receive either (i) $38.00 in cash (ii) 1.2306 shares (the “Exchange Ratio”) of Renasant

CAPITAL BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(23)	Agreement and Plan of Merger with Renasant Corporation, corporation common stock or (iii) a combination of 40% cash, in the amount listed above, and 60% Renasant common stock, at the Exchange Ratio listed above. Each stockholder of Capital will be entitled to elect the type of merger consideration he or she wishes to receive for his or her shares of Capital common stock, subject to an overall limitation that the aggregate stock consideration shall be no more than 65% and no less than 60% of the total merger consideration received by Capital stockholders. The Merger is intended to qualify as a tax-free reorganization with respect to the portion of the merger consideration received as shares of Renasant common stock. Outstanding options to purchase Capital common stock granted under Capital’s equity plans will be automatically converted into options to purchase Renasant common stock, except that (i) the per share exercise price of such options will be adjusted by dividing such exercise price by the Exchange Ratio and (ii) the number of shares subject to such options will be adjusted by multiplying such number of shares by the Exchange Ratio.

Consummation of this merger is subject to the receipt of required regulatory approval as well as the approval of both Renasant’s and Capital’s shareholders and the satisfaction of other customary closing conditions. Subject to approval, the transaction is expected to be completed during the third quarter of 2007.

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

Financial Schedules

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

Non-accrual loans have been included in the loan category. Loan fees of $2.1 million, $1.5 million and $1.0 million for 2006, 2005 and 2004, respectively, are included in loan income and represent an adjustment of the yield on these loans.

1

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned income	424,463	8.09%	34,356	340,950	7.09%	24,180	6,457	3,719	10,176

Investment securities - taxable	48,132	4.47%	2,150	49,219	3.96%	1,950	(50)	250	200

Investment securities - tax exempt	12,954	3.57%	463	9,204	3.60%	331	134	(2)	132

Taxable equivalent adjustment	—	1.84%	239	—	1.85%	171	69	(1)	68

Total tax-exempt investment securities	12,954	5.42%	702	9,204	5.45%	502	203	(3)	200

Total investment securities	61,086	4.67%	2,852	58,423	4.20%	2,452	153	247	400

Loans held for sale	1,265	7.11%	90	2,083	5.57%	116	(54)	28	(26)

Federal funds sold	1,373	5.10%	70	470	3.62%	17	44	9	53

Interest-bearing deposits in financial institutions	553	4.52%	25	828	2.29%	19	(8)	14	6

Restricted equity securities	2,930	4.57%	134	2,700	3.81%	103	9	22	31

Trust preferred securities	372	5.65%	21	205	5.85%	12	9	—	9

Total earning assets	492,042	7.63%	37,548	405,659	6.63%	26,899	6,610	4,039	10,649

Cash and due from banks	7,291			5,892

Allowance for loan losses	(5,277)			(4,061)

Premises and equipment	5,329			5,001

Other assets	11,329			8,333

Total assets	510,714			420,824

2

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	15,702	0.62%	97	14,618	0.53%	78	6	13	19
Money market demand accounts	55,957	2.92%	1,634	71,630	2.04%	1,461	(366)	539	173
Individual retirement accounts	7,832	4.60%	360	5,218	3.64%	190	111	59	170
Other savings deposits	52,340	3.64%	1,903	33,099	3.18%	1,053	681	169	850
Certificates of deposit $100,000 and over	138,974	4.84%	6,731	88,339	3.44%	3,040	2,158	1,533	3,691
Certificates of deposit under $100,000	102,261	4.56%	4,667	84,726	3.36%	2,850	666	1,151	1,817

Total interest-bearing deposits	373,066	4.13%	15,392	297,630	2.91%	8,672	3,256	3,464	6,720

Advances from Federal Home Loan Bank	49,896	4.70%	2,346	47,309	4.09%	1,933	111	302	413
Securities sold under repurchase agreements	3,128	2.17%	68	2,871	1.43%	41	4	23	27
Junior subordinated debentures	12,372	5.72%	708	6,745	5.69%	384	322	2	324
Other borrowings	—	—	—	206	5.34%	11	(11)	—	(11)
Federal funds purchased	33	6.06%	2	6,271	3.00%	188	(269)	83	(186)

Total deposits and borrowed funds	438,495	4.22%	18,516	361,032	3.11%	11,229	3,413	3,874	7,287

Demand deposits	36,770			30,293

Other liabilities	4,570			2,432

Stockholders’ equity	30,878			27,067

Total liabilities and stockholders’ equity	510,714			420,824

Net interest income			19,032			15,670			3,362

Net yield on earning assets		3.87%			3.86%

Net interest spread		3.41%			3.52%

3

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total
Loans, net of unearned income	$340,950	7.09%	24,180	237,301	6.47%	15,357	7,236	1,587	8,823

Investment securities - taxable	49,219	3.96%	1,950	49,578	3.81%	1,890	(14)	74	60

Investment securities - tax exempt	9,204	3.60%	331	7,541	3.66%	276	60	(5)	55

Taxable equivalent adjustment	—	1.85%	171	—	1.88%	142	31	(2)	29

Total tax-exempt investment securities	9,204	5.45%	502	7,541	5.54%	418	91	(7)	84

Total investment securities	58,423	4.20%	2,452	57,119	4.04%	2,308	53	91	144

Loans held for sale	2,083	5.57%	116	1,825	5.64%	103	14	(1)	13

Federal funds sold	470	3.62%	17	1,403	1.00%	14	(14)	17	3

Interest-bearing deposits in financial institutions	828	2.29%	19	425	1.88%	8	9	2	11

Restricted equity securities	2,700	3.81%	103	2,210	3.44%	76	18	9	27

Trust preferred securities	205	5.85%	12	—	—%	—	12	—	12

Total earning assets	405,659	6.63%	26,899	300,283	5.95%	17,866	6,814	2,219	9,033

Cash and due from banks	5,892			4,695

Allowance for loan losses	(4,061)			(3,112)

Premises and equipment	5,001			4,750

Other assets	8,333			7,240

Total assets	$420,824			$313,856

4

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$14,618.53%		78	12,854.19%		25	3	50	53
Money market demand accounts	71,630	2.04%	1,461	88,192	1.39%	1,222	(260)	499	239
Individual retirement accounts	5,218	3.64%	190	3,746	3.28%	123	53	14	67
Other savings deposits	33,099	3.18%	1,053	2,262.31%		7	624	422	1,046
Certificates of deposit $100,000 and over	88,339	3.44%	3,040	65,447	2.71%	1,771	717	552	1,269
Certificates of deposit under $100,000	84,726	3.36%	2,850	58,397	2.72%	1,590	828	432	1,260

Total interest-bearing deposits	297,630	2.91%	8,672	230,898	2.05%	4,738	1,605	2,329	3,934
Advances from Federal Home Loan Bank	47,309	4.09%	1,933	26,907	4.11%	1,105	833	(5)	828
Securities sold under repurchase agreements	2,871	1.43%	41	2,377.80%		19	5	17	22
Junior subordinated debentures	6,745	5.69%	384	—	—%	—	384	—	384
Other borrowings	206	5.34%	11	—	—%	—	11	—	11
Federal funds purchased	6,271	3.00%	188	4,634	2.07%	96	41	51	92

Total deposits and borrowed funds	361,032	3.11%	11,229	264,816	2.25%	5,958	2,569	2,702	5,271

Demand deposits	30,293			25,653

Other liabilities	2,432			757

Stockholders’ equity	27,067			22,630

Total liabilities and stockholders’ equity	$420,824			313,856

Net interest income			15,670			11,908			3,762

Net yield on earning assets		3.86%			3.97%

Net interest spread		3.52%			3.70%

5

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

II.	Investment Portfolio:

A.	Securities at December 31, 2006 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. Government agencies and corporations	$23,855	$44	$178	$23,721
Obligations of states and political subdivisions	14,500	72	73	14,499
Mortgage-backed securities	29,976	60	472	29,564

	$68,331	$176	$723	$67,784

Securities at December 31, 2005 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. Government agencies and corporations	$20,941	—	385	20,556
Obligations of states and political subdivisions	11,058	14	158	10,914
Mortgage-backed securities	26,157	30	617	25,570

	$58,156	44	1,160	57,040

Securities at December 31, 2004 consist of the following:

	Securities Available-For-Sale
	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and other U.S. Government agencies and corporations	$23,489	29	163	23,355
Obligations of states and political subdivisions	8,144	55	74	8,125
Mortgage-backed securities	29,192	222	105	29,309

	$60,825	306	342	60,789

6

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

II.	Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of investment securities (including mortgage-backed securities) of the Company at December 31, 2006:

Available-For-Sale Securities	Amortized Cost	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
U.S. Treasury and other U. S. Government agencies and corporations, including mortgage-backed securities:
Less than one year	$1,000	$1,000	5.00%
One to five years	9,601	9,484	4.06%
Five to ten years	14,454	14,382	5.08%
More than ten years	28,776	28,419	5.04%

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	53,831	53,285	4.87%

Obligations of states and political subdivisions*:
Less than one year	155	154	2.75%
One to five years	1,334	1,333	4.48%
Five to ten years	6,904	6,874	3.25%
More than ten years	6,107	6,138	3.98%

Total obligations of states and political subdivisions	14,500	14,499	3.67%

Total investment securities	68,331	67,784	4.62%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

7

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002:

	In Thousands
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$205,487	$168,285	$139,624	$114,578	$88,406
Real estate - construction	115,417	88,118	50,243	20,741	21,488
Real estate - mortgage	137,963	129,107	97,688	75,521	60,570
Installment	5,987	4,906	5,812	6,773	5,766

Total loans	464,854	390,416	293,367	217,613	176,230

Less unearned income	(656)	(714)	(526)	(378)	(310)

Total loans, net of unearned income	464,198	389,702	292,841	217,235	175,920

Less allowance for loan losses	(5,605)	(4,604)	(3,503)	(2,901)	(2,535)

Net loans	$458,593	$385,098	$289,338	$214,334	$173,385

8

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2006:

	In Thousands
	Less Than 1 Year*	1 Year to Less Than 5 Years	After 5 Years	Total
Maturity Distribution:
Commercial, financial and agricultural	43,911	127,348	34,228	205,487

Real estate - construction	88,377	25,463	1,577	115,417

	132,288	152,811	35,805	320,904

Interest-Rate Sensitivity:

Fixed interest rates	13,790	113,520	27,839	155,149

Floating or adjustable interest rates	118,498	39,291	7,966	165,755

Total commercial, financial and agricultural loans plus real estate - construction loans	132,288	152,811	35,805	320,904

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

9

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002:

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002
Non-accrual loans:
Commercial, financial and agricultural	$661	50	35	597	296
Real estate - construction	1,500	56	—	—	246
Real estate - mortgage	331	287	438	1,610	764
Installment	47	34	17	22	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$2,539	427	490	2,229	1,306

Loans 90 days past due:
Commercial, financial and agricultural	$448	81	245	180	82
Real estate - construction	—	—	—	—	—
Real estate - mortgage	244	253	1,498	686	149
Installment	—	5	119	58	53
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$692	339	1,862	924	284

Renegotiated loans:
Commercial, financial and agricultural	$899	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Installment	1	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$900	—	—	—	—

Loans current - considered uncollectible	$—	—	—	—	—

Total non-performing loans	$4,131	766	2,352	3,153	1,590

Total loans, net of unearned income	$464,198	389,702	292,841	217,235	175,920

Non-performing loans as a percent of total loans outstanding, net of unearned income	.89%	.20%	.80%	1.45%	.90%

Other real estate	$808	—	383	—	505

10

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $2.5 million at December 31, 2006, $427,000 at December 31, 2005, $490,000 at December 31, 2004, $2,229,000 at December 31, 2003 and $1,306,000 at December 31, 2002. Gross interest income on non-accrual loans that would have been recorded for the year ended December 31, 2006, if these loans had been current totaled $125,000 as compared to $12,000 in 2005, $27,000 in 2004, $83,000 in 2003, and $28,000 in 2002. Income recognized during 2006, 2005, 2004 and 2003 on non-accrual loans totaled $80,000, $16,000, $67,000 and $216,000, respectively.

At December 31, 2006, loans, which include the above, totaling $4.8 million, were included in the Company’s internal classified loan list. Of these loans $4.2 million are real estate and $549,000 are various other types of loans. The collateral values securing these loans total approximately $5.9 million, ($5.9 million related to real property and $37,000 related to the various other types of loans). Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2006 there were no loan concentrations by loan type that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2006 other real estate totaled $808,000. There was no other real estate at December 31, 2005. Other real estate totaled $383,000 for December 31, 2004.

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2006 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

11

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2006, 2005, 2004, 2003 and 2002 and the years then ended:

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of period	$4,604	3,503	2,901	2,535	2,122

Less: net of loan charge-offs:
Charge-offs:
Commercial, financial and agricultural	(103)	(294)	(333)	(356)	(569)
Real estate construction	(151)	—	—	—	—
Real estate - mortgage	(78)	(105)	(468)	(293)	(8)
Installment	(45)	(273)	(145)	(141)	(135)
Lease financing	—	—	—	—	—

	(377)	(672)	(946)	(790)	(712)

Recoveries:
Commercial, financial and agricultural	33	50	3	19	8
Real estate construction	—	—	—	—	—
Real estate - mortgage	3	8	13	—	—
Installment	14	50	18	47	27
Lease financing	—	—	—	—	—

	50	108	34	66	35

Net loan charge-offs	(327)	(564)	(912)	(724)	(677)

Provision for loan losses charged to expense	1,328	1,665	1,514	1,090	1,090

Allowance for loan losses at end of period	$5,605	4,604	3,503	2,901	2,535

Total loans, net of unearned income, at end of year	$464,198	389,702	292,841	217,235	175,920

Average total loans out- standing, net of unearned income, during year	$424,463	340,950	237,301	189,870	160,457

Net charge-offs as a percentage of average total loans outstanding, net of unearned income, during year	0.08%	0.17	0.38	0.38	0.42

Ending allowance for loan losses as a percentage of total loans outstanding net of unearned income, at end of year	1.21%	1.18	1.20	1.34	1.44

12

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

IV.	Summary of Loan Loss Experience, Continued:

The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for loan losses.

The breakdown of the allowance by loan category is based in part on evaluations of specific loans, past history and economic conditions within specific industries or geographic areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of the future losses.

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2006		December 31, 2005
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$2,054	41.5%	$3,517	43.1%
Real estate construction	1,374	24.8	193	22.6
Real estate mortgage	1,993	32.7	532	33.1
Installment	184	1.0	362	1.2

	$5,605	100.0%	$4,604	100.0%

	December 31, 2004		December 31, 2003
	In Thousands	Percent of Loans In Each Category To Total Loans	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$2,722	47.6%	$2,186	52.7%
Real estate construction	78	17.1	51	9.5
Real estate mortgage	528	33.3	498	34.7
Installment	175	2.0	166	3.1

	$3,503	100.0%	$2,901	100.0%

	December 31, 2002
	In Thousands	Percent of Loans In Each Category To Total Loans
Commercial, financial and agricultural	$1,923	50.3%
Real estate construction	98	12.2
Real estate mortgage	390	34.2
Installment	124	3.3

	$2,535	100.0%

13

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

V.	Deposits:

The average amounts and average interest rates for deposits for 2006, 2005 and 2004 are detailed in the following schedule:

	2006		2005		2004
	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate	Average Balance In Thousands	Average Rate
Non-interest bearing deposits	$36,770	—%	30,293	—%	25,653	—%
Negotiable order of withdrawal accounts	15,702.62%		14,618.53%		12,854.19%
Money market demand accounts	55,957	2.92%	71,630	2.04%	88,192	1.39%
Individual retirement accounts	7,832	4.60%	5,218	3.64%	3,746	3.28%
Other savings	52,340	3.64%	33,099	3.18%	2,262.31%
Certificates of deposit $100,000 and over	138,974	4.84%	88,339	3.44%	65,447	2.71%
Certificates of deposit under $100,000	102,261	4.56%	84,726	3.36%	58,397	2.72%

	$409,836	3.75%	327,923	2.64%	256,551	1.85%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2006:

	In Thousands
	Certificates of Deposit	Individual Retirement Accounts	Total

Less than three months	$51,633	432	52,065

Three to six months	80,616	582	81,198

Six to twelve months	42,644	579	43,223

More than twelve months	15,889	1,275	17,164

	$190,782	2,868	193,650

14

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Return on assets	0.82%	0.77%	1.07%
(Net income divided by average total assets)

Return on equity	13.54%	11.91%	14.90%
(Net income divided by average equity)

Dividend payout ratio	—%	—%	—%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	6.05%	6.04%	6.89%
(Average equity divided by average total assets)

Leverage capital ratio	7.46%	8.03%	7.34%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain (loss) on available-for- sale securities)

15

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2006 excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities	$35,307

Qualifying trust preferred securities (limited to 25% of stockholders’ equity, excluding the net unrealized loss on available-for-sale securities)	8,742

44,049
Total capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	5,605

Excess qualifying trust preferred securities not includable in Tier I capital	3,630

Total risk-based capital	$53,284

Risk-weighted assets	$479,175

Risk-based capital ratios:
Tier I capital ratio	9.19%

Total risk-based capital ratio	11.12%

The Company is required to maintain a Total capital to risk-weighted asset ratio of 8% and a Tier I capital to risk-weighted asset ratio of 4%. At December 31, 2006, the Company was in compliance with these requirements.

16

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2006:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned income	$464,198	228,707	10,915	4,846	14,537	205,193
Securities	67,784	65	—	1,428	203	66,088
Loans held for sale	1,589	1,589	—	—	—	—
Interest-bearing deposits in financial institution	19	19	—	—	—	—
Federal funds sold	2,881	2,881	—	—	—	—
Restricted equity securities	2,965	—	—	—	—	2,965

Total earning assets	539,436	233,261	10,915	6,274	14,740	274,246

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	19,061	19,061	—	—	—	—
Money market demand accounts	50,455	50,455	—	—	—	—
Individual retirement accounts	8,786	315	1,630	1,676	2,192	2,973
Other savings	45,963	45,963	—	—	—	—
Certificates of deposit, $100,000 and over	190,783	10,534	41,100	80,616	42,644	15,889
Certificates of deposit, under $100,000	105,479	6,378	31,163	25,390	28,820	13,728
Securities sold under repurchase agreements	2,997	2,997	—	—	—	—
Advances from Federal Home Loan Bank	44,612	5,000	10,000	—	—	29,612
Junior subordinated debentures	12,372	—	—	—	—	12,372

	480,508	140,703	83,893	107,682	73,656	74,574

Interest-sensitivity gap	$58,928	92,558	(72,978)	(101,408)	(58,916)	199,672

Cumulative gap		$92,558	19,580	(81,828)	(140,744)	58,928

Interest-sensitivity gap as % of total assets		16.40	(12.93)	(17.97)	(10.44)	35.38%

Cumulative gap as % of total assets		16.40	3.47	(14.50)	(24.94)	10.44

The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

17

CAPITAL BANCORP, INC.

Form 10-K

December 31, 2006

VII.	Borrowings:

Information related to borrowings in excess of 30% of stockholders’ equity is as follows:

	In Thousands
	2006	2005	2004
Advances from Federal Home Loan Bank:

Balance outstanding - end of year	$44,612	$42,121	$41,536

Weighted average interest rate on balance outstanding at end of year	4.77%	4.44%	3.78%

Maximum amount of borrowings at any month end	$63,293	$59,223	$41,536

Average amounts outstanding during each year	$49,896	$47,309	$26,907

Weighted average interest rate on average amounts outstanding during the year	4.71%	4.09%	4.11%

18