Form 10-K/A
period 2006-12-31
CAPITAL BANCORP INC
filed 2007-03-09
CIK 1136303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NUMBER ONE

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

PART IV

The original Form 10-K filed by the Registrant did not include a copy of the audit report of Maggart & Associates, P.C. relating to the financial statements as of December 31, 2005 and 2004. Therefore, the Registrant is filing this amendment to Form 10-K to include the audit report. In order to present the audit report with the financial statements to which it relates, the Registrant is also refiling a copy of the consolidated financial statements and schedules. There have been no changes, additions, revisions or modifications to the consolidated financial statements and schedules from those originally filed with the Form 10-K. All of Item 15 of the Registrant’s Form 10-K is reproduced herein.

Item 15 EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following exhibits, financial statements and financial statement schedules are filed as part of this report:

The following statements and the Reports of Porter Keadle Moore, LLP and Maggart & Associates, P.C., independent registered public accountants, appear as part of Appendix F:

(i)	Report of Porter Keadle Moore, LLP, independent registered public accounting firm

(ii)	Report of Maggart & Associates, P.C., independent registered public accounting firm

(iii)	Consolidated Balance Sheets as of December 31, 2006 and 2005

(iv)	Consolidated Statements of Earnings for the three years ended December 31, 2006

(v)	Consolidated Statements Comprehensive Earnings for the three years ended December 31, 2006

(vi)	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2006

(vi)	Consolidated Statements of Cash Flows for the three years ended December 31, 2006; and

(vii)	Notes to the foregoing Consolidated Financial Statements.

(b)     The Company filed two Current Reports on Form 8-K in the fourth quarter of 2006, one of which filing was made on October 10, 2006. This filing reported the Company’s preliminary results of operations for the third quarter of 2006. The second filing was made on December 27, 2006. This filing reported the Company’s entry into a material definitive agreement for Supplemental Employee Retirement Account Agreements and adoption of the Directors Deferred Stock Compensation Plan.

(c)     Exhibits – The exhibits required to be filed with this Amendment Number One to Form 10-K are attached hereto in a separate section of this Report and identified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Bancorp, Inc. (Registrant)

By:	/s/ R. Rick Hart
R. Rick Hart Chairman, President and Chief Executive Officer

March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Albert J. Dale, III Albert J. Dale, III	Director	March 9, 2007

By: /s/ Robert W. Doyle Robert W. Doyle	Director	March 9, 2007

By: /s/ R. Rick Hart R. Rick Hart	Chairman, President, CEO and Director	March 9, 2007

By: /s/ H. Newton Lovvorn, Jr., M.D. H. Newton Lovvorn, Jr., M.D.	Director	March 9, 2007

By: /s/ Michael D. Shmerling Michael D. Shmerling	Director	March 9, 2007

By: /s/ Sally P. Kimble Sally P. Kimble	Executive Vice President, Chief Financial and Chief Accounting Officer	March 9, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Location

23.1	Consent of Porter Keadle Moore, LLP	Sequential Page 73

23.2	Consent of Maggart & Associates, P.C.	Sequential Page 74

31(i)	Rule 13a-14(a) Certification by Chief Executive Officer	Sequential Page 75

31(ii)	Rule 13a-14(a) Certification by Chief Financial Officer	Sequential Page 76

32(a)	Section 1350 Certification by Chief Executive Officer	Sequential Page 77

32(b)	Section 1350 Certification by Chief Financial Officer	Sequential Page 78

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

February 3, 2006

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