Form 10-K/A
period 2006-12-31
CAPITAL BANCORP INC
filed 2007-04-30
CIK 1136303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NUMBER TWO

TO

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐        Accelerated filer  ☐        Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $57,293,454. The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each such Director and executive officer individually disclaims.

As of March 31, 2007, Capital Bancorp, Inc., had 3,633,980 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAPITAL BANCORP, INC.

AMENDMENT NUMBER TWO TO

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2006

PART III

Pursuant to General Instruction G of Form 10-K, Items 10, 11, 12 and 13 in Part III of the Company’s Annual Report on Form 10-K were incorporated by reference to the Company’s 2007 definitive proxy statement relating to the Company’s annual meeting of shareholders at which directors would be elected. Due to the pending merger of the Company with Renasant Corporation, the Company has elected to postpone holding an annual meeting of shareholders to elect directors until and unless the merger is not approved or completed. As a result, the Company is filing this Form 10-K/A to set forth disclosures previously incorporated by reference to the definitive proxy statement.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

The board of directors is divided into three groups (called “Classes”) of directors. Directors stand for election for three-year terms, with one “Class” standing for election every year. Nominations can be made by shareholders in accordance with the Company’s bylaws.

Certain background information concerning the directors is provided in the following table:

Name [Class]	Age	Principal Occupation
Robert W. Doyle [Class II]	59	President and Owner of Major Bob Music, Inc. and Bob Doyle & Associates, Inc.; Director of the Company, 2001 – present; Director of the Bank 1999 – present. Also served as Director of the Bank, 1994 – 1998

Michael D. Shmerling [Class II]	51	Senior Advisor, Marsh, Kroll (2005-present), EVP and Chairman, Background Screening Group of Marsh, Kroll (2004- 2005); EVP and President, Background Screening Group of Marsh Kroll (2004); EVP and President, Kroll’s Background Screening Group (2002 – 2004); Board Member, Kroll, Inc. (2001 – 2004); EVP and COO, Kroll, Inc. (2002); COO, Kroll, Inc. (2000 – 2002); President, Kroll Corporate Services (1999 – 2000); Director of the Company, 2001 – present; Director of Bank, 1997 – present. Mr. Shmerling is also a director of HealthStream, Inc.

R. Rick Hart [Class I]	58	Chairman, President and CEO of the Company, 2001 - present; Chairman of the Bank, 2000 – present; President and CEO of the Bank, 1994 – present; Director of the Company 2001 – present; Director of Bank 1994 - present.

Albert J. Dale, III [Class III]	56	President, Dale, Inc.; Director of the Company, 2001 – present; Director of Bank, 1994 - present.

H. Newton Lovvorn, Jr., M.D. [Class III]	67	Physician; served as a Director of the Company 2003 – present Director of Bank, 1994 - present.

THE COMPANY’S CORPORATE GOVERNANCE STRUCTURE

According to our Company’s charter, our board of directors must consist of between three and twenty-five directors, with the exact number to be set by the affirmative vote of a majority of the full board. Our current board consists of five directors. Director Class I has one director and Director Class II and Director Class III have two directors each. Every year, one of the three Director “Classes” stands for election by our shareholders to serve for three year terms and until each such person’s successor has been elected and qualified. If a person is nominated for a Director Class that is not customarily elected that year, such person is elected for a term that will expire in the year that her or his Director Class is customarily elected.

Board of Directors meetings in 2006

The board met 11 times during fiscal year 2006, each of which was a regularly scheduled meeting. The Company’s board members also serve on the board of Capital Bank & Trust Company, which met 11 times during fiscal year 2006.

Director “independence”

Our board is comprised of a majority of directors who qualify as independent directors pursuant to the corporate governance standards for companies listed on the National Association of Securities Dealers, Inc. (“NASD”). (In determining independence pursuant to NASD standards, the board has elected to use the independence standards that it applies to its Audit Committee, even though the Company’s Common Stock is not listed on the NASDAQ or on any other recognized securities exchange.) Each year the board affirmatively determines whether directors have a direct or indirect material relationship with the Company, including its subsidiaries, that may interfere with their ability to exercise their independence from the Company. When assessing the materiality of a director’s relationship with the Company, the board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation. Material relationships can include employment, commercial, industrial, banking, consulting, legal, investment banking, accounting, charitable and familial relationships.

The board has determined that Messrs Dale, Doyle and Lovvorn qualify as independent directors under NASD rules. The board has concluded that none of these directors possessed the categorical relationships set forth in the NASD listing standards that prevent independence. None of our independent directors has any relationship with the Company other than his service as a director and on committees of the board that is material to him. One of our directors, Mr. Hart, is the Company’s Chairman, President and Chief Executive Officer, involved in directing our day to day activities and he is not considered to be an independent director. In addition, Mr. Shmerling has ownership interests in entities that act as landlords for certain properties leased by the Company and, as a result, he is not considered to be an independent director.

Attendance at meetings

During the fiscal year ended December 31, 2006, the board held 11 regular meetings and no special meetings. Each incumbent director attended at least 75% of the aggregate number of meetings of the board and all committees thereof to which such director had been appointed, except that Michael Shmerling attended 72% of the meetings.

Our non-management directors reserve the right to meet at regularly scheduled executive sessions and may hold such additional executive sessions as they determine necessary or appropriate. No such meetings were deemed necessary or held in 2006.

Communications with Board of Directors

The board believes it is important for shareholders and others to have a process to send communications to the board or to specific members of the board. Accordingly, any shareholder or other interested party who desires to communicate with the board, any individual director, or the independent or non-management directors as a group, may do so by regular mail or e-mail directed to the corporate secretary of the Company. The mailing address of the Company’s corporate secretary is: Capital Bancorp, Inc., Attention: Corporate Secretary, 1820 West End Avenue, Nashville, Tennessee 37203; the Secretary’s e-mail address is jgregory@capitalbk.com. Upon receiving mail addressed to the board, the Secretary will assess the appropriate director or directors to receive the message, and will forward the mail to such director or directors without editing or altering it.

Committees

Our board utilizes four standing committees, which are the Executive Committee, Compensation Committee, Nominating Committee, and Audit Committee. (Committees customarily operate jointly with comparable committees of Capital Bank & Trust Company.) The bank also utilizes a number of committees, including the Credit and Finance Committee. The board has adopted a charter for the Audit Committee, which is available on our website at www.capitalbk.com under the heading “About Us-Corporate Information.” The board and each of the Audit Committee, and Compensation Committee conduct annual self-evaluations for purposes of determining independence. These self-evaluations are intended to facilitate an examination and discussion by the entire board and each of these committees of their effectiveness as a group in fulfilling charter requirements and other responsibilities, as well as areas for improvement. The following table contains information concerning these committees:

Name of Committee and Members	Function of the Committee
Executive Committee (Joint with the Bank’s Executive Committee)	Generally authorized to perform a wide variety of functions for the board of directors and to act for and on behalf of the full board of directors when the board of directors is not in session.

2006 Committee Membership R. Rick Hart, Chair Clenna G. Ashley* Robert W. Doyle H. Edward Jackson, III* John W. Gregory, Jr.* H. Newton Lovvorn, Jr., M.D. Albert J. Dale, III *Bank Director Only	This committee met one time in 2006.

Compensation Committee (Joint with the Bank’s Human Resources Committee)

1.      Makes recommendations to the full board of directors on executive compensation and other compensation issues

2.      Reviews and considers compensation plans for directors, executive officers and other employees

3.      Evaluates the performance of executive and other officers and employees, with a view towards profitability, long-term growth and trends, regulatory factors and ratings, and perceived performance

2006 Committee Membership Albert J. Dale, III, Chair Clenna G. Ashley* Robert W. Doyle H. Newton Lovvorn, Jr. M.D. *Bank Director Only	This committee met five times in 2006.

Nominating Committee (Joint with the Bank’s Nominating Committee)

1.      Reviews the membership of the boards of both the Company and the Bank, giving consideration of the availability of other qualified shareholders as board members, and related matters.

2.      Considers shareholder nominations made in accordance with the requirement of the Company’s charter and bylaws.

2006 Committee Membership Clenna G. Ashley*, Chair David S. Ewing* John W. Gregory, Jr.* R. Rick Hart *Bank Director Only	This committee did not meet in 2006.

Audit Committee (Joint with the Bank’s Audit Committee)

1.      Engages, determines the compensation of, and oversees the independent external auditors and the internal auditors

2.      Reviews the independence of the external auditors

3.      Reviews and approves the scope and adequacy of audit plans

4.      Reviews the scope and adequacy of internal controls

5.      Approves significant accounting principles, concepts, and practices related to the financial statements

6.      Reviews the Bank’s financial results and the Company’s financial results and SEC filings

7.      Reviews the internal and external audit program with the goal of assuring that the Company’s and the Bank’s audit plans, policies and practices are appropriate

8.      Reviews audit fees

9.      Supervises matters relating to internal and external audit functions, including the approval of all auditing and non-auditing services performed by the independent auditors and any other auditing or accounting firms

10.    Reviews and sets internal policies and procedures regarding audits, accounting and other financial controls, including the loan review function

11.    Approves, reviews and determines the adequacy of the Company’s Audit Committee Charter

2006 Committee Membership Clenna G. Ashley, Chair* Albert J. Dale, III C. Donald Dixon* Robert W. Doyle Robert P. Alexander, Sr.* *Bank Director Only	This Committee met four times in 2006.

Credit and Finance Committee of the Bank

The Credit and Finance Committee of the Bank provides assistance and guidance to the lending staff in the following areas:

1.      Approval of loan requests within prescribed authority

2.      Reviews of:

Past due loans

Adequacy of loan loss reserve

Classified loans

Concentrations of credit

Loan officer review

Portfolio analysis

Reports of internal loan review

Charge-offs and recovery

2006 Committee Membership John W. Gregory, Jr. Chair* R. Rick Hart, Vice Chair Robert P. Alexander, Sr.* Albert J. Dale, III Don Dixon* H. Edward Jackson, III* Michael D. Shmerling *Bank Director Only	This Committee met 25 times in 2006.

The Bank has other committees, including the Community Reinvestment Act Committee and the Investment Committee.

AUDIT COMMITTEE

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The joint Company-Bank Audit Committee is presently comprised of Company (and Bank) directors Dale and Doyle (who serve on both the Company and Bank boards) and directors Ashley, Alexander and Dixon, who serve as directors of Capital Bank only. The Company’s board of directors has determined that all of these persons are independent within the meaning of Rule 4200(a)(14) of the NASDAQ and the Audit Committee Charter. The board has not designated an audit committee financial expert as defined by the rules of the SEC but reserves the right to do so at any time. The board has not yet determined that each of the members of the Audit Committee is financially literate as defined by the NASD listing standards. The Audit

Committee operates under a written charter adopted by the board, which is published with the Company’s Proxy Statement at least every three years. A copy of the Audit Committee Charter can be obtained by Shareholders without charge. Bank Director Ashley, who is a licensed attorney, and an experienced bank counsel, chairs the Audit Committee.

The Audit Committee (1) assists the board in oversight of the integrity of the Company’s financial statements, (2) assists the board in oversight of the Company’s compliance with legal and regulatory requirements, (3) assists the board in oversight of the independent auditor’s qualifications and independence, (4) assists the board in the performance of the Company’s internal audit function and independent auditors, (5) prepares an Audit Committee report as required by the SEC to be included in the annual proxy statement, (6) performs such other duties as the board may assign to the Committee from time to time and (7) takes other actions to meet its responsibilities as set forth in its written charter. The Audit Committee is also responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and auditing matters, including procedures for the confidential and anonymous submission by employees of the Company of any concerns regarding accounting or auditing matters they think may be questionable. Information about these procedures can be obtained from the Company’s Secretary.

The Report of the Audit Committee describes other matters related to the Audit Committee and its functions. The board of directors has adopted a formal, written Audit Committee Charter, a copy of which is available for inspection and copying by contacting the corporate secretary at Capital Bancorp, Inc., Attention: Corporate Secretary, 1820 West End Avenue, Nashville, Tennessee 37202.

Pursuant to its charter, the Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services to be performed during 2005 or thereafter for the Company by its independent auditors or any other auditing or accounting firm, except as described below. The Audit Committee has established general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the board of directors. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by the Audit Committee Chair whose action shall be considered to be that of the entire Audit Committee. Pre-approval shall not be required for the provision of non-audit services if (i) the aggregate amount of all such non-audit services constitute no more than 5% of the total amount of revenues paid by the Company to the auditors during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by the Company at the time of engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. Services such as audit of financial statements and the review of management’s assessment of internal controls, assistance with computations of fair market value disclosures, review of periodic and current reports (such as Reports on Form 10-Q and Form 8-K), preparation of reports to the Board of Governors of the Federal Reserve System, and preparation of federal and state tax returns (among others) have been pre-approved by the Audit Committee.

REPORT OF THE AUDIT COMMITTEE

In accordance with its written charter, as adopted by the Company’s board of directors, as amended, the Audit Committee appointed by the board of directors (“Audit Committee”) assists the board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company. During 2006, the Audit Committee met separately four times and met with the Board as a whole on several other occasions to discuss various audit committee matters. The Audit Committee reviewed the interim financial and other information contained in each quarterly earnings announcement and quarterly filings to the Securities and Exchange Commission and report with the Chief Executive Officer, the Chief Financial Officer, and the Controller and independent auditors. The Audit Committee also discussed the results of the internal audit examinations. Officers of Capital Bancorp meet with the Audit Committee by invitation only and the committee regularly meets in executive session without the attendance of Capital Bancorp or Capital Bank & Trust Company officers.

The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of the Company’s internal audit function and independent auditors, and risk assessment and risk management. The Audit Committee manages the Company’s relationship with its independent auditors (who report directly to the Audit Committee). The Audit Committee has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties and receive appropriate funding, as determined by the Audit Committee, from the Company for such advice and assistance.

In discharging its oversight responsibility as to the audit process, the Audit Committee obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” discussed with the auditors any relationships that may have an impact on their objectivity and independence. The Audit Committee has satisfied itself as to the auditors’ independence. The Audit Committee also discussed with management, the internal auditors and the independent auditors the quality and adequacy of Capital Bancorp’s internal controls and the internal audit function’s organization, responsibilities, budget and staffing. The Audit Committee reviewed both with the independent and internal auditors their audit plans, audit scope and identification of audit risks.

The Company’s management has primary responsibility for preparing the Company’s financial statements and the Company’s financial reporting process. The Company’s independent auditors, Porter Keadle Moore, LLP, are responsible for expressing an opinion on the conformity of the Company’s audited financial statements with accounting principles generally accepted in the United States of America and as specified by the United States Public Company Accounting Oversight Board created pursuant to the Sarbanes-Oxley Act of 2002.

In this context, the Audit Committee hereby reports as follows:

1. The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management.

2. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standard, AU 380), and SAS 99 (Consideration of Fraud in a Financial Statement Audit).

3. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committee”) and has discussed with the independent auditors the independent auditors’ independence.

4. Based on the review and discussion referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for filing with the Securities and Exchange Commission.

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors of Capital Bancorp, Inc., and Capital Bank & Trust Company.

Clenna G. Ashley, Audit Committee Chair

Albert J. Dale, III

C. Donald Dixon

Robert W. Doyle

Robert P. Alexander, Sr.

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

COMPENSATION DISCUSSION AND ANALYSIS

General

The executive compensation committee of the Company’s board, in conjunction with the compensation sub committee of the Bank’s executive committee, reviews compensation paid to the Company’s executive officers, including the chief executive officer on an annual basis. The committee reviews various published surveys of compensation paid to employees performing similar duties for depository institutions and their holding companies, with a particular focus on the level of compensation paid by comparable financial institutions in and around the Company’s market areas, including institutions with total assets of between $150 million and $1 billion. Although the committee does not specifically set compensation levels for the executive officers based on whether particular financial goals have been achieved by the Company, the Committee does consider the overall profitability of the Company when making these decisions.

Goals and Objectives of Compensation Program

The compensation committee has the following goals for compensation programs impacting the executive officers of the Company:

•

To retain the executive officers who have led the Company to build its existing market franchise and to attract high quality executive officers in the future by providing total compensation opportunities which are consistent with competitive norms of the industry and the Company’s level of performance;

•	To maintain reasonable fixed compensation costs by targeting the base salary at a competitive average;

•	To provide motivation for the executive officers to enhance stockholder value by linking compensation to the future value of the Company’s stock;

The levels of base salary and target annual bonuses for the executive officers are established annually under a program intended to maintain parity with the market for similar positions. During 2006, the committee began to place more emphasis on annual incentive bonuses based on performance targets. Historically the committee had used stock option grants as a means of providing longer-term incentives to align executive compensation with returns to shareholders. The committee will continue to explore other long-term incentive compensation programs, including the use of stock options, stock appreciation rights (settled in stock) and restricted shares, to align the interests of executive officers and the shareholders. The committee also periodically monitors the total retirement benefits available to the executive officers, as compared with market peers.

Elements of Compensation

The Company’s executive compensation program is composed principally of the following compensation programs: base salary, incentive bonuses, and long-term compensation. The executive officers also participate in Company-wide employee benefit plans, such as the Company’s 401(k) plan and the employee stock purchase plan, and enjoy certain perquisites.

Base salary is established at levels designed to provide a reasonable standard of living for the executive officers commensurate with their duties, responsibilities and visibility in the community. Base salary is generally adjusted annually after considering increases in costs of living and performance of the Company.

Incentive bonuses to executive officers are used to reward performance. During 2006 the incentive bonus plan for the executive officers was based on three performance measures – (i) earnings per share, (ii) deposits and (iii) loans, with various weightings assigned to each measure. Bonuses were determined in part based on how well the Company performed on each measure as compared with benchmarks established by the compensation committee early in the year for each of these performance measures. The committee may also provide discretionary bonuses from time to time.

Stock option grants to executive officers have been used in the past to align the interest of the executive officers with those of the shareholders. Options typically vest over a three-year period. All options granted have a change in control provision providing for immediate vesting of any unexercised option grants in certain change in control transactions defined in the option plan.

CEO Compensation.

For the year ended December 31, 2006, R. Rick Hart, Chairman, President and Chief Executive Officer, received a base salary of $290,000 and $79,625 in bonus paid in 2006 for his performance in 2005, in recognition of his continued leadership in the management of the Bank as well as his service as Chairman, President and Chief Executive Officer of the Company. The Compensation Committee will consider the annual compensation paid to the presidents and chief executive officers of publicly owned financial institutions nationally, in the State of Tennessee and surrounding states with assets of between $150 million and $1 billion and the individual job performance of such individual in consideration of its specific salary increase decision with respect to compensation to be paid to the president and chief executive officer in the future.

Impact of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of executive compensation paid by publicly held corporations to $1 million per employee. Based on the amounts earned by the employees of the Company and Bank, the Company does not believe that the $1 million limitation will affect the Company or the Bank. In addition, this limitation generally does not apply to compensation based on performance goals if certain requirements are met. The Company believes its stock incentive plans and payments of target incentive payments are “performance-based” and satisfy Section 162(m). The committee intends for all compensation paid to our executives to be fully deductible under federal tax laws and intends to take such steps as are necessary to ensure continuing deductibility.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded, earned by or paid during the year ended December 31, 2006 to our CEO, CFO and the three most highly compensated executive officers of the Company other than the CEO and CFO whose total compensation for 2006 exceeds $100,000 excluding any amounts shown in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column. Salary and bonus represent approximately 75% of the total compensation for the named executive officers.

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Rick Hart	2006	302,000	(1)	99,049	—	18,877	—	125,242	36,289	581,457
John Gregory	2006	212,000	(1)	57,960	—	18,877	—	60,950	29,986	379,773
Sally Kimble	2006	137,000		35,900	—	9,899	—	18,342	19,646	220,788
Mary Bennie Wilson	2006	134,583		41,360	—	10,191	—	1,277	17,816	205,228
Sam Allen	2006	97,500		62,857	—	11,865	—	—	12,511	184,734

Notes to Preceding Table

(1)	Includes director fees of $12,000 per annum.

(2)	Expense recorded during 2006 under F123R Share-Based Payments

(3)	The amounts in column (i) include the following:

Name and Principal Position	401(k)	Car Allowance	Club Dues	Life Insurance Premiums	ESPP (*)	Total ($)
Rick Hart	13,200	$9,223	$7,045	$1,315	$5,505	$36,289
John Gregory	13,027	7,020	3,115	1,315	5,509	29,986
Sally Kimble	9,887	4,200	3,504	1,124	932	19,646
Mary Bennie Wilson	9,655	3,600	1,668	1,111	1,783	17,816
Sam Allen	7,709	—	—	1,199	3,604	12,511

*	Amount expensed under FASB 123R Share-Based Payments

Insurance premiums for medical, dental and disability have been excluded from the amounts set forth above as these benefits are made available to all employees as part of a non-discriminatory group plan.

Grants of Plan-Based Awards During 2006

All grants of options to employees are made under the Company’s 2001 Stock Option Plan. The following table provides certain information concerning options granted in the last fiscal year and their potential realizable value with respect to the named executive officers.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Rick Hart	5/31/06	—	—	—	—	—	—	—	11,000	19.25	59,853
John Gregory	5/31/06	—	—	—	—	—	—	—	6,500	19.25	35,368
Sally Kimble	5/31/06	—	—	—	—	—	—	—	4,500	19.25	24,486
Mary Bennie Wilson	4/28/06	—	—	—	—	—	—	—	2,000	19.50	10,905
Sam Allen	10/1/06	—	—	—	—	—	—	—	750	21.50	3,204

Outstanding Equity Awards at Fiscal Year-End

The following table set forth certain information as of December 31, 2006 on all unexercised options awarded to the named executive officers.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Rick Hart	12,000	8,000	—	11.325	2/3/14	—	—	—	—
	1,650	9,350	—	19.250	5/30/16	—	—	—	—
John Gregory	64,334	—	—	6.375	3/15/12	—	—	—	—
	12,000	8,000	—	11.325	2/3/14	—	—	—	—
	1,500	—	—	12.875	4/18/14	—	—	—	—
	1,650	4,850	—	19.250	5/30/16	—	—	—	—
Sally Kimble	8,000	—	—	6.375	3/15/12	—	—	—	—
	12,000	8,000	—	11.325	2/3/14	—	—	—	—
	750	—	—	21.450	1/19/15	—	—	—	—
	—	4,500	—	19.250	5/30/16	—	—	—	—
Mary Bennie Wilson	1,666	3,334	—	21.250	1/18/15	—	—	—	—
	—	2,000	—	19.500	4/27/16	—	—	—	—
Sam Allen	1,600	400	—	6.375	3/15/12	—	—	—	—
	1,600	2,400	—	12.375	4/14/14	—	—	—	—
	1,300	2,700	—	19.000	4/18/15	—	—	—	—
	750	—	—	21.500	9/30/16	—	—	—	—

Options Exercises and Stock Vested During 2006

The following table sets forth certain information concerning exercise of options during the last fiscal year and stock awards vested held as of the end of the fiscal year with respect to the named executive officers.

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Rick Hart	—	$—	—	—
John Gregory	18,000	257,750	—	—
Sally Kimble	—	—	—	—
Mary Bennie Wilson	—	—	—	—
Sam Allen	—	—	—	—

Nonqualified Deferred Compensation for Named Executive Officers

The following table sets forth nonqualified deferred compensation information with respect to the named executive officers in the last fiscal year:

(a)	(b)	(c)	(d)		(e)	(f)
Name	Executive Contributions Last Year ($)	Registrant Contributions Last Year ($)	Aggregate Earnings in Last Year ($)		Aggregate Withdrawals/ Distributions Last Year ($)	Aggregate Balance at Last Year-End ($)
Rick Hart
SERP	—	—	124,925	(1)	—	335,392
Deferred Compensation	11,775	—	3,451	(2)	—	88,219
John Gregory
SERP	—	—	60,631	(1)	—	172,205
Deferred Compensation	11,775	—	3,470	(3)	—	59,964
Sally Kimble
SERP	—	—	18,342		—	35,092
Mary Bennie Wilson
SERP	—	—	1,277		—	1,277

1 - Included in summary compensation table

2 - $318 of which is included in summary compensation table

3 - $319 of which is included in summary compensation table

Director Compensation

Consistent with the Company’s desire to recruit highly competent outside directors and retain experienced outside directors and based on a review of other similar financial institutions, effective January 1, 2006 the board compensation package was revised so that all directors of the Company receive $250 for each Company board meeting attended and, in addition, as compensation for serving on the board of Capital Bank & Trust Company, receive an annual fee of $12,000 (regardless of length of service and with no separate fee based on the number of bank board meetings attended), each committee member receives a fee of $200 per committee meeting attended, the Chair of the audit committee receives a fee of $400 per committee meeting attended and the chairs of each other committees receive a fee of $275 per committee meeting attended. The Company’s employee-director, Mr. Hart, does not receive committee fees.

The Company provides its directors a deferred compensation plan that provides retirement benefits for a period of 120 months after the director reaches the age of 65 and provides death benefits funded through bank owned life insurance. Eight directors participated in the plan during 2006.

In December, 2006 the Company adopted a Director Deferred Stock Compensation Plan that permits members of the board of directors to elect to defer up to 100% of their compensation. The plan is non-qualified and amounts deferred are considered “invested” in the Company’s common stock for accounting purposes. Distributions of deferred amounts may be made in shares of common stock and begin with the earlier of a directors ceasing to serve as a member of the board of directors or as determined by the deferral election. Five directors have elected to participate in the plan during 2007.

Director Summary Compensation Table

Compensation paid or deferred to directors of the Company during 2006 for services as a director of the Company or the Bank were as follows:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Alexander	18,200	—	—	—	—	—	18,200
Clenna Ashley	15,800	—	—	—	—	—	15,800
Albert Dale	19,175	—	—	—	459	—	19,634
Don Dixon	17,600	—	571	—	—	—	18,171
Robert Doyle	13,600	—	—	—	311	—	13,911
David Ewing	12,800	—	—	—	—	—	12,800
Edward Jackson	12,000	—	—	—	—	—	12,000
Dr. Newt Lovvorn	13,400	—	—	—	346	—	13,746
Mike Shmerling	15,600	—	—	—	363	—	15,963

The following director compensation was reported on the Named Executive Officer Summary Compensation Table and the Non-Qualified Deferred Compensation Table: R. Rick Hart-$12,000 in director compensation and $ 318 in non-qualified deferred compensation. John Gregory-$12,000 in director compensation and $ 318 in non-qualified deferred compensation.

The following table sets forth certain information relating to outstanding options and equity awards held by directors as of the end of the last fiscal year.

Outstanding Equity Awards at Year-End

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Alexander	—	—	—	—	N/A	—	—	—	—
Clenna Ashley	6,000	—	—	5.000	3/15/12	—	—	—	—
Albert Dale	—	—	—	—	N/A	—	—	—	—
Don Dixon	—	—	—	—	N/A	—	—	—	—
Robert Doyle	—	—	—	—	N/A	—	—	—	—
David Ewing	—	—	—	—	N/A	—	—	—	—
Edward Jackson	—	—	—	—	N/A	—	—	—	—
Dr. Newt Lovvorn	—	—	—	—	N/A	—	—	—	—
Mike Shmerling	—	—	—	—	N/A	—	—	—	—

The following table sets forth certain information regarding stock options exercised and stock awards vested by directors as of the end of the last fiscal year.

Options Exercised and Stock Vested

(a)	(b)	(c)	(d)	(e)
	Option Awards		Stock awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert Alexander	30,000	$600,000	—	$—
Clenna Ashley	7,000	94,500	—	—
Albert Dale	—	—	—	—
Don Dixon	22,500	444,375	—	—
Robert Doyle	30,000	426,000	—	—
David Ewing	—	—	—	—
Edward Jackson	—	—	—	—
Dr. Newt Lovvorn	—	—	—	—
Mike Shmerling	—	—	—	—

The following table includes certain information regarding non-qualified deferred compensation for directors for the last fiscal year.

Non-Qualified Deferred Compensation

(a)	(b)	(c)	(d)		(e)	(f)
Name	Executive Contributions Last Year ($)	Registrant Contributions Last Year ($)	Aggregate Earnings in Last Year ($)		Aggregate Withdrawals/ Distributions Last Year ($)	Aggregate Balance at Last Year-End ($)
Robert Alexander	$—	$—	$—		$—	$—
Clenna Ashley	—	—	—		—	—
Albert Dale	18,575	—	4,991	(1)	—	88,219
Don Dixon	—	—	—		—	—
Robert Doyle	13,700	—	3,380	(2)	—	59,964
David Ewing	—	—	—		—	—
Edward Jackson	—	—	—		—	—
Dr. Newt Lovvorn	13,100	—	3,765	(3)	—	66,141
Mike Shmerling	15,375	—	3,947	(4)	—	70,024

1 - $459 of which is included in director compensation table

2 - $311 of which is included in director compensation table

3 - $346 of which is included in director compensation table

4 - $363 of which is included in director compensation table

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, we recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in the Company’s Annual Report of Form 10-K and Proxy Statement on Schedule 14A.

Compensation Committee Albert J. Dale, III, Chairman H. Newton Lovvorn, Jr., M.D. Robert W. Doyle Clenna G. Ashley

Employment Contracts

Two members of the Company’s executive management serve the Company under written employment contracts. They are R. Rick Hart and John W. Gregory, Jr. These employment agreements were agreed upon in December of 2000 and have many comparable provisions. Both contracts provide that the employee is employed for a three year term, which is extended for one year on each anniversary date unless the employee or the Bank gives notice of non-

renewal. Mr. Hart’s contract provides that he will serve the Bank as chairman, president and chief executive officer, although the title of president may be reassigned by the Bank’s board of directors without breaching Mr. Hart’s contract. Mr. Gregory’s contract has similar provisions as to service as executive vice president. Mr. Hart’s base salary in 2006 was $290,000 and Mr. Gregory’s base salary in that year was $200,000. As their respective salaries are increased, the “base salary” in their respective contracts also increases to the new amounts. These individuals are protected against reductions in their base salaries and benefits and they are granted substantial severance packages in the event of a change in control of the Company or the Bank.

Summary of Employment Contracts

The employment contracts are intended to provide for security for both the Company (and the Bank) and the employee. The Bank and the Company are parties to the contracts with the employees. The contracts assign specific functions and titles to the employees, assign them to specific supervisors, and provide for the method of termination or non-renewal. Each of these employees is to be furnished with a car and shall pay the individual’s country club dues (and related taxes thereon). In the event of termination by the Company or the Bank for improper cause, or as a result of a change in control, each employee is entitled to specified compensation (generally 2.99 times the employee’s then-current base salary and a gross-up of income taxes thereon), plus certain insurance benefits, and released from their non-competition agreements. In addition, in such event, the stock options previously granted to the employee shall immediately vest. An employee who resigns without proper cause is not entitled to a severance package and remains subject to a non-competition agreement of one year (which can be extended by the Bank for six additional months in exchange for continued payment of base salary and benefits). In the event of a change in control, the executive may resign and receive the severance package described above. The employee’s right to resign and receive a severance package shall be operative when there has been, in fact, a change in control. If not used, this right to resign “for cause” based on the change in control expires six months after the effective date of the change in control.

A change in control of the Company or Capital Bank occurs if and when, with or without the approval of the Board of the Company or Capital Bank incumbent prior to the occurrence: (1) more than 35% of the outstanding securities entitled to vote in an election of directors of the Company or Capital Bank shall be acquired by any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act; or (2) as the result of a tender offer, merger, consolidation, sale of assets or contested election or any combination of such transactions, the persons who were directors of the Company or Capital Bank immediately before the transaction shall cease to constitute a majority of the Board. The interpretation of this change in control definition shall be in accordance with the change in bank control regulations and other applicable rules, regulations and interpretations of the Federal Deposit Insurance Corporation as in effect from time to time during any term or renewal term of the contract. In addition, a change in control shall be deemed to have occurred upon any merger, consolidation or reorganization to which the Bank (or an entity controlled thereby) is a party, but is not a surviving entity; or upon the sale of all or substantially all of the assets of the Bank or the Company.

This summary is qualified in its entirety by reference to the contracts themselves, which are exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Reference is also made to the section below on “Bank Owned Life Insurance and Supplemental Employee Retirement Plans.”

Severance Agreement

In March 2006 the Company’s board of directors authorized entering into a severance agreement with Sally P. Kimble, EVP and CFO, to provide that in the event of a change in control if the executive’s employment is terminated by the Company the executive shall receive a severance package equivalent to six months compensation. The right to receive a severance package would be operative when there has been, in fact, a change of control. A change in control for this purpose would be defined in the same manner as it is defined in the employment contracts for Messrs. Hart and Gregory, described above.

Bank Owned Life Insurance and Supplemental Employee Retirement Plans

Capital Bank & Trust Company has purchased bank owned life insurance (“BOLI”) to fund the costs of a supplemental employee retirement plan (“SERP”) for each of executive officers Hart, Gregory, and Kimble. Neither the Company nor the Bank provides a pension plan for its key employees. In response to the opportunities that the Bank’s Board believes are provided by the use of BOLI, and in order to assure to the extent possible the continued service of these officers, the Bank decided to use BOLI to fund non-ERISA retirement benefits to these executives. These benefits are provided in the form of SERP agreements. (This summary is qualified in its entirety by reference to the SERP agreements themselves, which are exhibits to the Company’s public reports on Forms 10-Q for the quarter ended September 30, 2003, for Messrs. Hart and Gregory, and for the quarter ended September 30, 2004, for Mrs. Kimble.)

In response to the opportunities that the Bank’s Board believed to be available by the use of BOLI policies, and in order to assure to the extent possible the continued service of Messrs. R. Rick Hart and John W. Gregory, Jr., the Bank purchased two single-premium BOLI policies for an aggregate purchase price of $2,000,000 in August, 2003 to fund non-ERISA retirement (and other) benefits to these two executive officers and directors. These benefits will be provided in the form of supplemental executive retirement plan (SERP) agreements that the Bank signed with Messrs. Hart and Gregory in August of 2003. In addition, in August of 2004, the Bank purchased an additional single-premium BOLI policy for an aggregate purchase price of $315,000 to fund non-ERISA retirement (and other) benefits to Sally P. Kimble, the Bank’s chief financial officer. These benefits will be provided in the form of supplemental executive retirement plan (SERP) agreement that the Bank signed with Mrs. Kimble in August of 2004.

The Bank owns all of these BOLI policies (including both the cash value and all increases in the cash value). The Bank understands that the annual cash value growth, as well as future death benefits, are nontaxable if the BOLI policies are held until death. Withdrawals from the policies in the form of either loans or surrenders would have adverse tax consequences to the Bank. The Bank understands that future increases in cash value are not guaranteed and that the ability of the Bank to liquidate the policies may be restricted and is also not guaranteed.

The BOLI policies are being carried on the Bank’s balance sheet as investments. Anticipated increases in cash value, as well as death benefits received in the unfortunate event of the death of either of these employees, will be treated as “other income” on the Bank’s income statement. The income booked from the increases in anticipated cash value of the policies can help offset other Bank expenses. The Bank is subject to certain risks, such as the risk of carrier insolvency, tax law changes, bank regulatory changes, investment risks, and other risks. However, the Bank believes that the risk assumed is consistent with the amount invested in these policies (currently, a $5,315,000 investment). When combined with the insurance policies already owned by the Bank, the total cash surrender value $9,534,564 equals 27.27% of the Company’s capital at year end December 31, 2006. The Bank earned $276,375 in interest income on its investments in the BOLI policies in 2006.

The Bank intends for the BOLI policies to provide the Bank with the ability to satisfy its obligations to Messrs. Hart, Gregory and Kimble under their respective SERP agreements. The SERP agreements provide these executives with a percentage of their anticipated annual incomes based on a projected, hypothetical age-65 retirement date. Based on projections supplied to the Bank by a consulting firm, Mr. Hart could expect to receive an annual benefit equal to approximately 40% of his projected pre-retirement salary (estimated to be a benefit of $155,000 per year), Mr. Gregory could expect to receive an annual benefit equal to approximately 35% of his projected pre-retirement salary (estimated to be a benefit of $93,000 per year), and Mrs. Kimble could expect to receive an annual benefit equal to approximately 22% of her projected pre-retirement salary (estimated to be a benefit of $47,000 per year). These benefits are payable for 15 years after retirement, disability, change in control, or death.

In the event of a change in control as defined in each of their respective employment agreements, Mr. Hart, Mr. Gregory and Mrs. Kimble would vest in their respective maximum annual benefits from and after the time of the change in control. Upon retirement or disability, the benefits would be payable to the employee. At death, the employee’s named beneficiary would be entitled to the remaining payments under her or his SERP agreement. No benefit shall be paid, or would be due, to an employee if that employee is terminated for cause (e.g., for reasons of personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, and other comparable matters). The SERP agreements contain non-disclosure, non-solicitation, and non-competition provisions. The Bank may increase but it may not decrease the benefits under the SERP agreements.

Benefits

Beginning in 1994, the Bank put into effect a 401(k) profit-sharing plan for the benefit of its employees. In 2005, the Company revised the plan. Employees eligible to participate in the plan are those at least 21 years old, who have worked three months and have completed one hour of service. (Persons who were employees of the Bank on the Plan’s effective date did not have to satisfy the eligibility requirements.) The provisions of the plan provide for both employee and employer contributions. For the year ended December 31, 2006, the company recognized expense related to this plan in the amount of $346,356 as compared to $274,804 for the year ended December 31, 2005, and $182,620 for the year ended December 31, 2004. The Bank matches employee contributions up to three percent (3%) of salary and also makes a contribution of three percent (3%) of total compensation.

Life insurance, health and dental insurance, disability insurance, and other traditional benefits (such as paid vacation) are provided to full-time Bank employees. These benefits are generally believed to be commensurate with the types of benefits offered in the Nashville-Davidson County Metropolitan Area by competing financial institutions.

In accordance with our Bank’s marketing strategy, Bank officers entertain customers and prospective customers at restaurants and private clubs at the Bank’s expense. The Bank pays dues and certain expenses of private clubs for certain of its executive officers. The Bank also either provides an automobile or reimburses officers for the use of such person’s vehicle.

Capital Bancorp, Inc. Stock Option Plan

The shareholders of the Company approved the 2001 Capital Bancorp, Inc. Stock Option Plan (the “Company’s stock option plan”) at a meeting of shareholders held in March of 2001 to attract and retain employees of the Company and the Bank through the grant of options to purchase the Company’s common stock. One Million shares were allocated (post split) to the Company’s stock option plan. Options granted under the Company’s stock option plan may qualify as incentive stock options (“Incentive Stock Options”) under Section 422 of the Internal Revenue Code of 1986, as amended or may be Nonstatutory Stock Options. All key employees of the Company, the Bank, and other affiliates, if any, are eligible to receive Incentive Stock Options. In 2006, the Company granted 45,000 options under the Company’s stock option plan to employees of the Company and of the Bank at exercise prices ranging from $18.25 to $25.00 per share. Options are exercisable at the rate of one option for one whole share of the Company’s common stock.

The Company’s stock option plan provides for the board of directors to have the greatest possible latitude in amending the Company’s stock option plan, but any increase in the number of shares allocated to the Company’s stock option plan will be subject to approval by the board of directors and, to the extent required by applicable law, rule or regulation, submitted to shareholder vote.

Shares subject to options granted under the Company’s stock option plan that expire, terminate or are canceled, without having been exercised in full become available again for option grants. Of the original 1,000,000 options, as of December 31, 2006, 589,100 had been exercised, 169,934 were outstanding, and 240,966 remained available for grant.

The board of directors utilizes the Company’s Compensation Committee, which acts jointly with the Bank’s Human Resources Committee, to administer the Company’s stock option plan. The stock option plan may be terminated at any time by the board of directors although such termination would not affect options that had been granted prior to such termination. Options granted to the organizing directors were exercisable upon grant. Options granted to the key employees are expected to vest as quickly as permissible and still qualify as statutory incentive stock options. The Company’s stock option plan provides that options must be exercised no later than ten years after being granted (five years in the case of Incentive stock options granted to an employee who owns more than 10% of the voting power of all stock). As it was intended and disclosed to the shareholders, the founding officers and the directors were recognized for their services through awards made under the stock option plan.

The Company’s stock option plan provides that the board of directors shall approve the exercise price of options on the date of grant, which for incentive stock options cannot be less than the fair market value of the Company’s common stock on that date (110% of the fair market value for Incentive Stock Options granted to employees who own more than 10% of the voting stock). The number of shares which may be issued under the Company’s stock option plan and the exercise prices for outstanding options are subject to adjustment in the event that the number of outstanding shares of Company’s common stock will be changed by reason of stock splits, stock dividends, reclassification, or other recapitalization. In addition, upon a merger or consolidation involving the Company, participants may be entitled to shares in the surviving company upon the terms set forth in the Company’s stock option plan.

Options granted under the Company’s stock option plan are nontransferable, other than by will, the laws of descent and distribution or, for nonstatutory stock options, pursuant to certain domestic relations orders. Payment for shares of Company’s common stock to be issued upon exercise of an option may, if permitted in the option agreement, be made in cash, by delivery of Company’s common stock valued at its fair market value on the date of exercise or delivery of a promissory note as specified in the option agreement. Certain limitations apply to the exercise of options. Reference should be made to the Consolidated Financial Statements of the Company for the year ended December 31, 2006, particularly Note 17(stock option plan) and Note 19 (earnings per share), which contain additional information relating to the Company’s stock option plan.

The board of directors, or its designated committee may, in its discretion, grant options which by their terms become fully exercisable upon a change of control (within the meaning of the Company’s stock option plan), notwithstanding other conditions on exercisability in the stock option agreement. Changes in control may include such things as significant changes in share ownership, mergers, and other types of acquisitions or reorganizations, among others.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2006, our Company’s compensation committee consisted of directors Dale, Doyle, Lovvorn, and Ashley. From time to time, Capital Bank makes loans to Bank and Company directors, and related persons and entities, in the ordinary course of its business. Typically, the Bank does not lend to its executive officers except for loans that are intended to be sold in the secondary market. See “Certain Transactions.”

No member of our Committee is, or was during 2006, an officer or employee of the Company or any subsidiary of the Company, and none has served in such a capacity. Other than the transactions described in this document, none had any relationship with the Company that requires disclosure under the SEC’s proxy solicitation rules.

No executive officer of the Company served during 2006 (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company, or (ii) as a director of another entity, one of whose executive officers serviced on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

As of March 31, 2007, there were 3,633,980 shares of the Company’s common stock issued and outstanding. The following table provides information, as of March 31, 2007, with respect to the following beneficial owners of the Company’s common stock:

*	Each shareholder who owns more than 5% of the Company’s outstanding common stock, either on the Company’s records or indirectly as a “beneficial” owner,

*	Each director of the Company;

*	Each executive officer named on the summary compensation table; and

*	All Company executive officers and directors as a group. (Bank directors are not included in this table or in the total.)

We determined beneficial ownership by applying the General Rules and Regulations of the SEC, particularly Rule 13d-3 under the Securities Exchange Act, which state that a person may be credited with the ownership of common stock:

•	Owned by or for the person’s spouse, minor children or any other relative sharing the person’s home;

•	Of which the person shares voting power, which includes the power to vote or to direct the voting of the stock; and

•	Of which the person has investment power, which includes the power to dispose or direct the disposition of the stock.

•

Also, a person who has the right to acquire beneficial ownership of shares within 60 days after March 31, 2007, will be considered to own the shares. Unless otherwise indicated, the persons listed own their shares directly as individuals or in conjunction with their spouses.

	Number of Shares
	Owned	Right to Acquire	Percent of Outstanding Shares
Name and Address of 5% Owners: (1)(2)
Robert W. Doyle 1111 17th Avenue South Nashville, TN 37212	196,000	-0-	5.39%
C. M. Gatton 1000 West State Street Bristol, TN 37260	312,240	-0-	8.59%
Name of Directors and Executive Officers:
Albert J. Dale, III (3)	75,000	-0-	2.06%
Robert W. Doyle	196,000	-0-	5.39%
R. Rick Hart	105,187	22,160	3.48%
H. Newton Lovvorn, Jr., M.D.	60,000	-0-	1.65%
Michael D. Shmerling	137,232	-0-	3.78%
John W. Gregory, Jr.(4)	74,747	39,994	3.12%
Sally P. Kimble	7,270	27,960	0.96%
Mary Bennie Wilson	369	3,999	0.12%
Sam Allen	3,505	7,750	0.03%
Directors and Executive Officers as a Group (9 persons)(3)(4)	659,310	101,863	20.37%

Notes to Preceding Table

(1)

The percentages shown are based on 3,633,980 total shares outstanding plus, on a pro forma basis, all of the options exercisable by the specified person within 60 days after March 31, 2007. The shares shown in each director’s column, and in the group total, include shares beneficially owned at March 31, 2007 by the named individual and those obtainable by the exercise of options by such person within 60 days. The table includes the exercisable portion of the options held in the 2001 Capital Bancorp,

Inc. Stock Option Plan by Mr. Hart (who holds 31,000 options in total), Mr. Gregory (who holds 44,334 options in total), Ms. Kimble (who holds 31,950 options in total), Ms. Wilson (who holds 7,000 options in total) and Mr. Allen (who holds 10,750 options in total). The percentages have been calculated based on the pro forma number of shares of common stock deemed to be owned beneficially by such holder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Thus, all options exercisable within 60 days after March 31, 2007 are included in such person’s total as if such person had exercised all of her or his respective options at the present date.

(2)	This information has been furnished by the directors and officers of the Company. Unless otherwise indicated, a shareholder possesses sole voting and investment power with respect to all of the shares shown opposite her or his name, including shares held in her or his individual retirement account. Shares held in self-directed Individual Retirement Accounts have been shown in each director’s total, and classified as subject to the director’s sole voting and dispositive authority. The ownership shown is that reported to the Company as of a recent date. The totals shown include shares held in the name of spouses, minor children, certain relatives, trusts, estates, custodial arrangements for children, and certain affiliated companies and/or business entities as to which beneficial ownership may be disclaimed.

(3)	Of the shares indicated, 40,000 are held in a retirement plan for the named director’s benefit. The named director exercises voting and investment authority with respect to these shares.

(4)	Of the shares indicated, 6,510 by family members of trusts of the named executive officer, as to which the executive officer disclaims beneficial ownership.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. (The Company knows of no 10% or greater beneficial owner.)

Based solely on its review of the copies of such forms received by it, or (if applicable) written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for the period January 1, 2006 through December 31, 2006, its executive officers and directors complied with all filing requirements applicable to them.

EQUITY SECURITIES ISSUEABLE PURSUANT TO COMPENSATION PLANS

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

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights* (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights* (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plan Approved by Security Holders	245,934	$13.30	258,466
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None
Total	245,934	$13.30	258,466

*	The Company currently has no outstanding warrants or rights. The numbers set forth have been adjusted to reflect the Company’s two-for-one stock split effected July 30, 2004. Please refer to Notes 17 (Stock Option Plan) and 18 (Earnings Per Share) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K as part of Item 8.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain directors and officers of the Company, businesses with which they are associated, and members of their immediate families are customers of Capital Bank and have had transactions with Capital Bank in the ordinary course of Capital Bank’s business. From time to time, the Bank makes loans to directors and executive officers of the Company and the Bank, and related persons and entities, for the financing of homes, for home improvement, and for consumer and commercial loans. Typically, however, the Bank lends to executive officers only in connection with home loans that are to be sold in the secondary market and not retained in the Bank’s portfolio. (The Company relies upon its directors and executive officers for identification of their respective associates and affiliates (as those terms are defined in the Securities Exchange Act.)) All material transactions involving loans and commitments to such persons and businesses are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and neither involve more than normal risk of collectibility nor present other unfavorable features.

The indebtedness of management (including the directors and their respective interests) and these related parties to Capital Bank was approximately $13,617,000 at December 31, 2006 and thus equal to an estimated 2.97% of the total currently outstanding Capital Bank loans (net of loan loss reserve) as of December 31, 2006. This indebtedness is equal to approximately 38.94% of the Company’s total shareholders’ equity at December 31, 2006. In the opinion of the board of directors, such transactions have not involved more than a normal risk of collectibility nor presented other unfavorable features, nor were any of these related-party loans restructured or charged off in such year.

Except as disclosed under Item 11 “Executive Compensation,” and except as set forth below, our executive officers, and directors did not have significant business relationships with us which would require disclosure under applicable

SEC regulations. However, the Company has determined to disclose all known non-compensation payments to directors and officers of the Company or Capital Bank, and to holders of five percent or more of the Company’s voting securities, whether or not such transactions would be “material” or otherwise subject to disclosure. These disclosures are made to assure that all shareholders are informed of such payments. The Board has imposed a $5,000 minimum threshold for disclosure, such that if any payment in any of the last three years equals or exceeds that amount, then disclosures for all three years will be made.

For the years 2004, 2005, and 2006, payments to directors, officers, five percent or greater shareholders, and their interests, of $5,000 or more in any one of the past three years, were as follows:

Name and Title of Recipient	Year	Gross Amount of Payment Made by Company or Bank		Purpose of Payment
R. Rick Hart (Chairman, President, CEO, and Director of the Company and the Bank)	2006 2005 2004	$ $ $	17,050 18,703 7,853	An interest of Mr. Hart’s provides certain merchandising services to the Bank that permit the Bank to purchase art work and other furnishings at cost. The amounts shown represent no profit to Mr. Hart. Mr. Hart purchased art and other furnishings for the branches in order to benefit the Bank.

Michael D. Shmerling (Company and Bank Director)	2006 2005 2004	$ $ $	370,726 154,085 63,038	A company in which Mr. Shmerling owns 50% owns the Bank’s Operations Center located at 1816 Hayes Street, Nashville, Tennessee. The rent paid by the Bank on the 4,295 square foot Operations Center was approximately $13.75 per square foot in 2004. The lease is “triple net,” such that the Bank pays the annual real estate taxes and insurance on the building and its contents.

In addition, a company controlled by Mr. Shmerling owns the building at 1808 West End Avenue in Nashville, Tennessee. The Company leases the sixth floor of the building for the housing of administrative offices. The base rental for the initial term (May 1, 2005 through January 31, 2009) equals $14.50 per foot for an estimated 9,070 square feet. If the Bank exercises its right to extend the lease term, the base rental is scheduled to increase to $15.50 per square foot plus a 2.5% annual increase thereafter.

In December 2005 a company controlled by Mr. Shmerling acquired the real property currently being leased by the Company at 1820 West End Avenue in Nashville, Tennessee, subject to the Company’s existing lease agreement. Since this transaction occurred at the end of fiscal 2005, no payments were made to this related party in 2005. The rent payable under the lease is approximately $18.75 per square foot on approximately 8,000 square feet of space. The lease is “triple net” and contains a right of first refusal to purchase the property if the landlord elects to sell.

Also, the Company and the Bank purchase all or a substantial portion of their insurance coverages through Bank director Robert P. Alexander, Sr., and his company. Mr. Alexander receives commissions from the companies that sell these products, not from the Company or the Bank. Thus, the Company and the Bank actually paid nothing directly to Mr. Alexander for insurance, but the Bank believes that he received commissions as a result of premiums paid by the Company and/or the Bank.

Please refer to Item 8 of the Company’s Annual Report on Form 10-K, and to Notes 2 and 12 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

Item 15.	EXHIBITS AND FINANIAL STATEMENTS AND SCHEDULES

(c) Exhibits – The exhibits required to be filed with this Amendment Number Two to Form 10-K are attached hereto in a separate section of this Report and identified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital Bancorp, Inc. (Registrant)

By:	/s/ R. Rick Hart

R. Rick Hart Chairman, President and Chief Executive Officer

April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Albert J. Dale, III Albert J. Dale, III	Director	April 30, 2007

By: /s/ Robert W. Doyle Robert W. Doyle	Director	April 30, 2007

By: /s/ R. Rick Hart R. Rick Hart	Chairman, President, CEO and Director	April 30, 2007

By: /s/ H. Newton Lovvorn, Jr., M.D. H. Newton Lovvorn, Jr., M.D.	Director	April 30, 2007

By: /s/ Michael D. Shmerling Michael D. Shmerling	Director	April 30, 2007

By: /s/ Sally P. Kimble Sally P. Kimble	Executive Vice President, Chief Financial and Chief Accounting Officer	April 30, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Location

31(i)	Rule 13a-14(a) Certification by Chief Executive Officer	Sequential Page 29

31(ii)	Rule 13a-14(a) Certification by Chief Financial Officer	Sequential Page 30

32(a)	Section 1350 Certification by Chief Executive Officer	Sequential Page 31

32(b)	Section 1350 Certification by Chief Financial Officer	Sequential Page 32