Form 10-Q
period 2007-03-31
CAPITAL BANCORP INC
filed 2007-05-09
CIK 1136303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

YES  ☐                    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 3,668,596 shares at April 30, 2007

CAPITAL BANCORP, INC.

Part 1:	Financial Information

Item 1.	Financial Statements

	The unaudited consolidated financial statements of the Company and its subsidiaries are as follows:

	Consolidated Balance Sheets – March 31, 2007 and December 31, 2006.	3

	Consolidated Statements of Earnings – For the three months ended March 31, 2007 and 2006.	4

	Consolidated Statements of Comprehensive Earnings – For the three months ended March 31, 2007 and 2006.	5

	Consolidated Statements of Cash Flows – For the three months ended March 31, 2007 and 2006.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk*	33

	*Certain of the disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures	34

Part II:	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		37

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(Unaudited)

(In Thousands, except share amounts)	March 31, 2007	December 31, 2006

Assets:
Cash and due from banks, including reserve requirements of $63, and $529, respectively	$7,670	$8,353
Federal funds sold	26	2,881

Cash and cash equivalents	7,696	11,234
Securities available-for-sale	66,807	67,784
Loans, net	481,471	458,593
Premises and equipment, net	5,823	5,780
Accrued interest receivable	2,761	2,744
Bank owned life insurance	9,637	9,535
Loans held for sale	1,648	1,589
Interest-bearing deposits in financial institutions	2,349	19
Other real estate	1,808	808
Other assets	7,249	6,356

Total Assets	$587,249	$564,442

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$39,341	$44,425
Interest bearing demand	18,335	19,061
Savings (includes Money Market Deposit Accounts)	100,290	96,418
Time	113,382	111,398
Time, over $100,000	204,368	193,650

Total deposits	475,716	464,952
Federal Home Loan Bank advances	52,235	44,612
Junior subordinated debentures	12,372	12,372
Securities sold under repurchase agreements	6,744	2,997
Other liabilities	4,034	4,540

Total liabilities	551,101	529,473

Stockholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 20,000,000 shares authorized; 3,633,980 and 3,621,575 shares issued and outstanding	16,410	16,172
Retained earnings	20,002	19,135
Accumulated other comprehensive income	(264)	(338)

Total stockholders’ equity	36,148	34,969

Total Liabilities and Stockholders’ Equity	$587,249	$564,442

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

CONSOLIDATED STATEMENTS OF EARNINGS

Three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
(In Thousands, except per share amounts)	2007	2006

Interest income:
Interest and fees on loans	$9,566	$7,677
Interest on investment securities:
U.S. Government agencies	284	186
State, county and municipal	132	101
Mortgage backed securities	359	286
Other interest	73	66

Total interest income	10,414	8,316
Interest expense:
Interest on deposits:
Demand	28	25
Savings and money market demand accounts	846	860
Time	3,925	2,225
Interest on FHLB and other borrowings	877	768

Total interest expense	5,676	3,878

Net interest income	4,738	4,438
Provision for loan losses	263	428

Net interest income after provision for loan losses	4,475	4,010
Other income:
Service charges on deposit accounts	291	322
Gain on sale of loans	148	189
Miscellaneous	228	117

Total other income	667	628
Other expenses
Salaries and employee benefits	2,215	1,900
Occupancy	335	270
Merger related	157	—
Other operating	1,126	954

Total other expenses	3,833	3,124

Earnings before income taxes	1,309	1,514
Income taxes	442	532

Net earnings	$867	$982

Basic earnings per share	$0.24	$0.28

Diluted earnings per share	$0.23	$0.27

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2007	2006

Net earnings	$867	$982

Other comprehensive earnings (losses) net of tax:
Unrealized gains (losses) on investment securities available-for-sale during period, net of (taxes)/ income tax benefit of $(46) and $66, respectively	74	(106)

Other comprehensive earnings (losses)	74	(106)

Comprehensive earnings	$941	$876

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2007 and 2006

(Unaudited)

(In Thousands)	2007	2006

Cash flows from operating activities:
Net earnings	$867	$982
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	188	181
Provision for loan losses	263	428
Originations of loans held for sale	(12,959)	(10,355)
Proceeds from sale of loans	13,048	11,631
Net gain on sale of loans	(148)	(189)
Increase in CSV of life insurance	(102)	(40)
Decrease (increase) in accrued interest receivable	(17)	46
Stock-based compensation expense	57	14
Change in:
Other assets	(824)	828
Other liabilities	(552)	(185)

Net cash provided (used) by operating activities	(179)	3,341

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,589	1,053
Purchases of securities available-for-sale	(500)	(725)
Net increase in loans	(24,141)	(18,917)
Purchase of premises and equipment	(223)	(113)
Decrease (increase) in interest-bearing deposits in financial institutions	(2,330)	1,192

Net cash used by investing activities	(25,605)	(17,510)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	(1,938)	(9,276)
Net increase in time deposits	12,702	18,788
Increase (decrease) in securities sold under repurchase agreements	3,747	(1,104)
Proceeds from Federal Home Loan Bank advances and short-term borrowings	43,930	46,805
Repayment of Federal Home Loan Bank advances and short-term borrowings	(36,307)	(44,723)
Employee stock purchases	72	62
Exercise of stock options	40	230

Net cash provided by financing activities	22,246	10,782

Change in cash and cash equivalents	(3,538)	(3,387)
Cash and cash equivalents at beginning of year	11,234	9,659

Cash and cash equivalents at end of period	7,696	6,272

See accompanying notes to consolidated financial statements (unaudited).

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(Unaudited)

(In Thousands)	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,912	$4,002
Income taxes	$561	$903
Non-cash investing and financing activities:
Loans to facilitate sales of other real estate	$348	$—
Transfer from loans to other real estate	$1,348	$—
Change in unrealized gains on securities available-for-sale, net of tax	$74	$(106)

See accompanying notes to consolidated financial statements (unaudited).

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

Consummation of this merger is subject to the receipt of required regulatory approval as well as the approval of Capital’s shareholders and the satisfaction of other customary closing conditions. Subject to approval, the transaction is expected to be completed during the third quarter of 2007.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Capital Bancorp, Inc. (Company), Capital Bank & Trust Company (Bank), its wholly-owned subsidiary, and CBTC Corporation and Capital Housing Improvement Projects, Inc., wholly-owned subsidiaries of the

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2007, and December 31, 2006, and the results of operations for the three months ended March 31, 2007, and 2006, comprehensive earnings for the three months ended March 31, 2007, and 2006, and changes in cash flows for the three months ended March 31, 2007, and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s December 31, 2006, Annual Report on Form 10-K, as amended. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain reclassifications have been made to prior period numbers to conform to current period presentation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the valuation of debt and equity securities and the related deferred taxes.

Stock Option Plan

In March of 2001, the Company’s stockholders approved the Capital Bancorp, Inc. 2001 Stock Option Plan which provides for the grant of options to purchase 1,000,000 shares of the Company’s stock. At March 31, 2007, the Company had outstanding options to purchase 232,618 shares of its common stock, of which options for 159,255 shares of the Company’s common stock were currently exercisable.

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

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”, sets forth the methods for recognition of cost of plans similar to those of the Company. In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”) related to share based payments. For Capital Bancorp, Inc. the SFAS applies to the accounting for stock options and the ESPP. The substance of the revised statement is to require companies to record as an expense the fair market value of stock options determined as of the grant date over the vesting period and the purchase price discount within the ESPP. The offsetting credit is to common stock unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Capital Bancorp, Inc. has applied FAS 123R for the three months ended March 31, 2007, and the pre-tax impact to earnings was $57,000 for the period then ended compared to a pre-tax impact to earnings of $14,000 for the period ended March 31, 2006.

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

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

Earnings per Common Share, continued

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2007, and 2006:

	Three Months Ended March 31,
(In Thousands, except share amounts)	2007	2006

Basic EPS Computation:
Numerator – income available to common shareholders	$867	$982

Denominator – weighted average number of common shares outstanding	3,629,169	3,509,638

Basic earnings per common share	$0.24	$0.28

Diluted EPS Computation:
Numerator – income available to common shareholders	$867	$982

Denominator – weighted average number of common shares outstanding	3,629,169	3,509,638
Dilutive effect of stock options	125,475	144,970

	3,754,644	3,654,608

Diluted earnings per common share	$0.23	$0.27

While there were no anti-dilutive options as of March 31, 2007, there were 22,760 anti-dilutive options as of March 31, 2006.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, for a more complete discussion of factors that affect liquidity, capital and the results of operations.

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

General

The Company owns 100% of Capital Bank & Trust Company (the “Bank”), a community bank headquartered in Nashville, Tennessee serving Davidson and the surrounding counties in Middle Tennessee. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that its market area offers an environment for

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

continued growth, and the Company’s target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit, and loans for consumer, commercial and real estate purposes. The Company also provides its customers with investment services through CBT Investment Services. Clients can purchase mutual funds, stocks, bond, annuities, and other investment products and services through this department. Deposit instruments in the form of demand deposits, money market savings and certificates of deposit are offered to customers to establish the Company’s core deposit base.

Management believes there is an opportunity to continue to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to manage the size of its loan portfolio to approximately 80% of total assets; however, the quality of lending opportunities as well as the desired loan to asset ratio will determine the size of the loan portfolio. At March 31, 2007, and 2006, the ratio of net loans to assets was 81.98% and 81.25%, respectively. As a practice, the Company generates substantially all of its own loans but occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which adjusts to swings in interest rates. The Company’s policy is to have a diverse loan portfolio not dependent on any particular market or industrial segment.

Critical Accounting Policies

The accounting principles we follow and our methods of applying those principles conform with accounting principles generally accepted in the United States and to general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (“ALL”), we have made judgments and estimates which have significantly impacted our financial position and results of operations.

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

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

Management will continue to review the provision monthly to determine if further adjustments are warranted during the remainder of the year.

Capital Resources, Capital and Dividends

A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 6.15% at March 31, 2007, and 6.20% at December 31, 2006, respectively. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2007, was 10.04% compared to 13.70% for the comparable period in 2006. The Company’s capital at March 31, 2007, of $36.1 million results from beginning capital of $35.0 million plus net earnings of $867,000 plus an increase in common stock of $125,000 related to the stock option compensation, plus the decrease in unrealized losses on available-for-sale securities of $74,000 plus proceeds of $72,000 related to the exercise of stock options and $40,000 related to the Company’s Employee Stock Purchase Plan’s stock purchase.

The Company’s principal regulators have established required minimum capital levels for the Company and its subsidiary. Under these regulations, banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States government to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital—common stockholders’ equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred—or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. Net unrealized gains and losses on available-for-sale securities are excluded for the regulatory capital ratios. The Company and its subsidiaries must maintain a Tier 1 capital to risk-based assets ratio of at least 4.00%, a total risk-based capital to risk-based assets ratio of at least 8.00% and a leverage capital ratio, defined as Tier 1 capital to adjusted total average assets for the most recent quarter, of at least 4.00%. The same ratios are also required in order for a bank to be considered “adequately capitalized” under the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions “prompt corrective action” regulations, which impose certain operating restrictions on institutions that are not adequately capitalized. The Company and its consolidated subsidiaries are within the “well capitalized” category under the regulations as indicated in the following ratios:

	March 31, 2007	March 31, 2006

Tier 1 risk-based capital ratio	9.32%	9.54%
Total risk-based capital ratio	11.16%	11.95%
Leverage capital ratio	7.99%	8.02%

The decrease in the capital ratios from 2006 to 2007 is primarily attributable to the asset growth of the Company which has continued through the three months of 2007.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $500 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for state banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at March 31, 2007.

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

With increases in the prime interest rate as recent as the second quarter of 2006, customers have become more driven by interest rates than in the past several years. Prior to the rate increases, the marketplace had become accustomed to lower interest rates on both loans and deposits. With the interest rate increases, customers have become more rate conscious regarding both deposits and loans. Due to the competitiveness of the marketplace, the demand for higher rates has pushed deposit rates up in order to maintain growth in deposit accounts; however, the demand for lower loan rates has prevented the Company from raising the interest rates on loans at the same pace. This has resulted in a squeeze on the net interest margin.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

Focus on Retail Side

To provide more focus on growing core deposits, the Company added an experienced senior level retail administrator during April 2006. Organizational responsibilities were shifted to promote a structure for core deposit growth in conjunction with enhanced consumer loan development. Additionally, the branch system has been augmented with personal bankers and branch sales managers at most locations whose primary focus is consumer retail account development. The opening of the Company’s Williamson County branch in October 2006 is also expected to increase the Company’s retail exposure.

Real Estate Driven

By design, the Company has a high concentration of residential and commercial real estate loans. Since 2003, the Company has experienced significant growth in commercial real estate loans and has increased variable rate loans associated with this type of lending.

The liquidity of the Company’s loan portfolio is such that the current monthly principal payments on loans would repay the entire loan portfolio in less than 24 months. This primarily reflects the cyclical nature of real estate and construction lending. Charged-off loans in particular years have been loan and customer specific as opposed to economic or business cycle downturns.

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

Despite the national changes in the housing industry, the local housing market continues to thrive. The Company has observed the number of days on the market to sell is edging up slightly. Overall housing inventories have also begun to increase. Current home sales year to date are even with the 2006 sales.

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

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

Sarbanes-Oxley Compliance

The Company has postured itself to be in compliance with Section 404 of the Sarbanes Oxley Act. A Sarbanes-Oxley Compliance / Disclosure Committee was created during 2004 and is chaired by the Assistant Controller and consists of representatives from every area within the Company. The documentation phase has been completed. By documenting each of the major processes, the Company has been able to strengthen controls within the organization and improve its business processes. The Company continually assesses and modifies internal processes to strengthen its internal control structure and is committed to maintaining high standards for internal controls going forward.

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

Company Strengths

Thriving Local Economy

The Company is located in a diverse local economy where the commercial real estate market continues to thrive. Nashville’s appeal to both businesses and individuals is indicated in several recent polls such as Forbes.com where Nashville was ranked as No. 7 for the “Best Places for Business” in an article dated May 4, 2006. This ranking was based on the cost of doing business, job growth and educational attainment. Kiplinger’s Personal Finance magazine named Nashville as the number one “smart place to live”. This ranking considered housing costs, economic diversity and the cultural scene according to an article in The City Paper On-line dated May 9, 2006. The 2007 Report from Worldwide ERC and Primacy Relocation lists Nashville as the 5th “Best City for Relocating Families” based on the ease of relocation and settling into a new life, tax rates, home cost and home appreciation. Entrepreneur.com ranked Nashville as the 8th “Hot City for Entrepreneurs”. Finally, CNNMoney.com ranks Nashville in the top twenty-five “Smartest Cities” based on education, as 31.7% of the residents have completed a bachelor’s degree or higher.

Since the development of Partnership 2010, a regional economic development initiative, more than 350 companies have relocated their corporate headquarters to Nashville. During

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

Technological Advances within the Organization

The Company introduced electronic branch capture during the fourth quarter of 2006. This process enabled each of the Company’s retail locations to electronically transmit customer deposit transactions rather than relying upon the physical delivery of items to our processing center. Management anticipates that this system will significantly reduce potential errors, shorten processing times and reduce courier expenses. In addition, the system has permitted us to offer extended deposit cut-off times, thereby providing us with additional earnings related to increased same-day deposits. Finally, the new system has bolstered the Company’s business continuity plan by providing the ability to electronically transmit deposit items from any retail location in the event of branch disruptions due to weather, power outages or other man-made natural disasters.

During January 2007, the Company implemented a new ATM/Debit card system to reduce the inherent risks associated with the service. The new real-time system provides several benefits, including better customer service, reduced processing times and new anti-fraud detection measures.

In addition, the Company introduced a new multi-factor authentication system for its Internet Banking product during December 2006 and January 2007. This system provides additional online identification capabilities for bank customers as well as reducing the risk of fraud and identity theft.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

Results of Operations

Net earnings were $867,000 for the three months ended March 31, 2007, as compared to $982,000 for the same period in 2006. The decrease in net earnings is primarily attributed to one-time merger related expenses of $157,000 ($97,000 after tax), decreasing net interest margin and increased overhead associated with growth of the Bank

	Three months ended March 31,
(In Thousands, except percentages)	2007	2006	Percent Increase/(Decrease)

Interest income	$10,414	$8,316	25.23
Interest expense	5,676	3,878	46.36

Net Interest Income	4,738	4,438	6.76
Provision for loan losses	263	428	(38.55)

Net interest income after provision for loan losses	4,475	4,010	11.60
Non-interest income	667	628	6.21
Non-interest expense	3,833	3,124	22.70

Earnings before income taxes	1,309	1,514	(13.54)
Income taxes	442	532	(16.92)

Net earnings	$867	$982	(11.71)

Net Interest Income. As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during a period of volatility in interest.

The Company’s interest income, excluding tax equivalent adjustments, increased by $2.1 million, or 25.23%, for the three months ended March 31, 2007, for a balance of $10.4 million, as compared to $8.3 million for the three months ended March 31, 2006. The ratio of average earning assets to total average assets was 95.9% as of March 31, 2007, and 96.6% as of March 31, 2006. The increase in interest income resulted primarily from an increase in the interest income recorded on loans due to increased loan volume and increases in interest rates.

Interest expense increased by $1.8 million, or 46.4%, for the three months ended March 31, 2007, for a balance of $5.7 million, as compared to $3.9 million for the three months ended March 31, 2006. Such increases in interest expense can be attributable primarily to an increase in average interest-bearing liabilities combined with increasing rates in the Company’s very competitive market.

The foregoing resulted in net interest income of $4.7 million for the three months ended March 31, 2006, for an increase of $300,000, or 6.8%, compared to net interest income of $4.4 million for the three months ended March 31, 2006. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.

The increase in net interest income is attributed to the Company’s sensitivity to assets combined with the large investment in loans rather than other interest earning assets. As of March 31, 2007, the Company has 87.38% of its interest earning assets invested in loans. During the first three months of 2007, the loan portfolio of the Company has continued to grow while investments have actually declined.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

The net interest margin (the ratio of net interest income to average earning assets for the period) was 3.50% for the three months ended March 31, 2007, compared to 3.91% for the three months ended March 31, 2006. Interest earning assets have grown at a faster rate than the interest bearing liabilities. The average year to date balances of interest earning assets exceed the average year to date balances of interest bearing liabilities by approximately $50 million. Additionally, the average rate charged on loans has increased from 7.39% as of March 31, 2006, to 7.62% as of March 31, 2007. The Company has increased the average year to date balance in Federal funds borrowed by approximately $2.2 million compared to the average year to date balance for the first quarter of 2006. The year to date average balance of Federal funds sold has increased by approximately $35,000. All of these factors have led to an increase in the net interest income. According to certain economists, interest rates are expected to remain relatively stable for the remainder of 2007. Management believes that a satisfactory level of loans and deposits can be booked or repriced during the remainder of 2007 to maintain a satisfactory net interest margin.

Provision for Loan Losses. The provision for loan loss was $263,000 and $428,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in the provision in 2007 was based upon improved credit quality measurements, including loan charge-off ratios. The provision for loan losses is based on past loan experience and other factors, which, in management’s judgment, deserve current recognition in estimating possible loan losses. See “Critical Accounting Estimates” below for a further discussion of the allowance for loan losses.

Non-Interest Income. Non-interest income increased $39,000, or 6.21%, to $667,000 during the three months ended March 31, 2007, compared to $628,000 for the same period in 2006. The overall increase in non-interest income for the first quarter of 2007 compared to the first quarter of 2006 relates to an increase in non-interest income from the bank owned life insurance policies of $62,000, an increase of $40,000 related to CBT Investment Services, and an increase of $8,000 in other fee income. Combined with these increases, the Company experienced a decrease of $31,000 related to service charges on deposit accounts and a decrease of $41,000 related to the gain on loans sold.

Non-Interest Expense. Non-interest expense increased $709,000, or 22.7%, to $3.8 million for the three months ended March 31, 2007 compared to $3.1 million for the three months ended March 31, 2006. The increase in non-interest expense as of March 31, 2007 resulted from additional expenses in several categories compared to total of non-interest expense as of March 31, 2006. The additional expenses include increases in salaries and employee benefits of $315,000, merger related expenses of $157,000, occupancy expenses of $65,000, data and item processing of $27,000, promotional items of $17,000, stock option expenses of $57,000, meals and entertainment of $41,000, and other variable operating expenses related to the growth of the Company. Included in salaries and benefits is FAS 123R Share-Based Payment expense of $57,000 and $14,000 for the first quarter ended March 31, 2007 and 2006, respectively. Since March 31, 2006, the Company has increased its number of full-time equivalent employees from 106 to 117. During the past year the Company has hired several management level employees to support the continued growth and specialization of various departments within the Company. The Company opened a new branch location in Williamson County, Tennessee, during October of 2006. Opening new branches typically results in an

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

increase of non-interest expenses associated with employee and occupancy costs. The Company’s efficiency ratio (non-interest expense as a percentage of the sum of net interest income and non-interest income) was 70.92% for the three months ended March 31, 2007, as compared to 61.18% for the three months ended March 31, 2006. The Company’s efficiency ratio net of merger related expenses was 68.02% for the three months ended March 31, 2007. Many analysts view the efficiency ratio as a measure of the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes. Income taxes were $442,000 for the three months ended March 31, 2007, as compared to income taxes of $532,000 for the three months ended March 31, 2006. The decrease is due to the decrease in net income for the first three months of 2007. The effective tax rate remained stable at 38.0%.

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”), on January 1, 2007, and determined there was no need to make an adjustment to retained earnings due to adoption of this Interpretation. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a consolidated unitary return in the state of Tennessee. These returns are subject to examination by taxing authorities for all years after 2002.

Financial Condition

The Company’s total assets increased $22.8 million, or 4.04%, to $587.2 million at March 31, 2007, from $564.4 million at December 31, 2006.

Loans. Loans, net of allowance for loan losses, totaled $481.5 million at March 31, 2007, an increase of 22.9 million, or 4.99%, compared to $458.6 million at December 31, 2006. The net increase in loans was primarily composed of an increase in real estate construction loans of $17.5 million or 15.12%.

The following schedule details the loans of the Company at March 31, 2007, and December 31, 2006:

(In Thousands)	March 31, 2007	December 31, 2006

Commercial, financial & agricultural	$214,545	$205,487
Real estate – construction	132,873	115,417
Real estate – mortgage	133,667	137,963
Consumer	6,765	5,987

	487,850	464,854
Unearned income	613	656
Allowance for loan loss	5,766	5,605

	$481,471	$458,593

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

Investment Securities. Securities decreased $977,000, or 1.44%, from $67.8 million at December 31, 2006, to $66.8 million at March 31, 2007. At March 31, 2007, the market value of the Company’s securities portfolio was less than its amortized cost by $427,000, or (0.6%). At December 31, 2006, the market value of the Company’s securities portfolio was less than its amortized cost by $547,000, or (0.8%). The weighted average yield (stated on a tax-equivalent basis) of the securities at March 31, 2007, was 4.95%. The Company has an extremely conservative approach to investments. All investments contained in the portfolio are government grade with no corporate bonds. Approximately 42.7% of the portfolio consists of mortgage-backed securities. Although the investment portfolio’s cash flow is expected to decrease in a rising interest rate environment due to the amount of mortgage-backed securities in the portfolio, the average maturity of the portfolio increases by less than one year should interest rates instantaneously increase by 100 basis points.

All the Company’s securities are classified as available-for-sale.

	March 31, 2007		December 31, 2006
(In Thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

U.S. Treasury and other U.S. government agencies and corporations	$23,857	$23,765	$23,855	$23,721
Obligations of states and political subdivisions	14,496	14,488	14,500	14,499
Mortgage-backed securities	28,881	28,554	29,976	29,564

	$67,234	$66,807	$68,331	$67,784

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2007, which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

In addition, the Company has invested in bank owned life insurance (“BOLI”) policies to finance certain employee benefits. Neither the Company nor the Bank provides a pension plan for its key employees. Based on the Bank’s research, BOLI is a widely used tool intended to benefit the Company and to enable the Company to fund cost-effective benefits for employees. The Company treats BOLI life insurance products as Company investments. Presently, the Company has invested $6.8 million in these policies. The investments earned $88,000 for the Company during the three months ended March 31, 2007 (a 4.87% annualized rate of return, on a pre-tax benefit basis).

Total liabilities increased by $21.6 million, or 4.08%, to $551.1 million for the three months ended March 31, 2007, compared to $529.5 million at December 31, 2006. The primary components of this increase were an increase of $10.7 million in deposit accounts, an increase of $7.6 million in Federal Home Loan Bank advances and an increase of $3.7 million in securities sold under repurchase agreements.

The increase in assets in the first quarter of 2007 as mentioned earlier was funded primarily by increases in deposits. Total deposits increased from $465.0 million at

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

December 31, 2006, to $475.7 million at March 31, 2007, representing an increase of $10.7 million, or 2.32%. The Company experienced the largest amount of growth in deposits related to time deposits which increased $12.7 million, or 4.16%, from $305.0 million at December 31, 2006, to $317.8 million at March 31, 2007. Included in the time deposit growth, brokered time deposits decreased $5.5 million, or (8.02%), from $68.6 million as of December 31, 2006, to $63.1 million as of March 31, 2007. The growth of time deposits is attributed to special deposit campaigns offering competitive rates on these accounts during the period. Over the three months ended March 31, 2007, the Company has experienced an increase in savings accounts, which include Money Market Deposit Accounts, of $3.9 million, or 4.02%. Additionally, the Company has experienced a decrease in demand deposit accounts of $5.1 million, or (11.44%), from a balance of $44.4 million as of December 31, 2006 compared to $39.3 million as of March 31, 2007. The decrease in demand deposit accounts is attributed to the number of commercial customers and the volatility and size of transactions associated with those accounts. Securities sold under repurchase agreements increased to $6.7 million during the three months ended March 31, 2007, for a total increase of $3.7 million, or 125.03%, from a balance of $3.0 million as of December 31, 2006. Advances from Federal Home Loan Bank increased to $52.2 million as of March 31, 2007, for a total increase of $7.6 million, or 17.09%, since the December 31, 2006, balance of $44.6 million.

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

The Company’s first mortgage single-family residential, consumer and other revolving credit plans, which total approximately $81.4 million, $5.3 million, and $1.5 million, respectively at March 31, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

The Company considers all loans on non-accrual status to be impaired. Loans are placed on non-accrual status when doubt as to timely collection of principal or interest exists, or when

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

Generally, at the time a loan is placed on non-accrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on non-accrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is no longer in doubt. At March 31, 2007, the Company had non-accrual loans totaling $1.9 million as compared to $2.5 million at December 31, 2006, representing 0.39% and 0.54% of total loans, respectively.

Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2007, the Company had $782,000 in loans that have had the terms modified in a troubled debt restructuring.

The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

Impaired loans and related allowance for loan loss amounts at March 31, 2007, and December 31, 2006, were as follows:

(In Thousands)	March 31, 2007		December 31, 2006

	Recorded Investment	Allowance for Loan Loss	Recorded Investment	Allowance for Loan Loss
Impaired loans with allowance for loan loss	$2,614	$586	$2,978	$565
Impaired loans with no allowance for loan loss	$721	$—	$1,153	$—

	$3,335	$586	$4,131	$565

The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

The average recorded investment in impaired loans for the three months ended March 31, 2007, and 2006, was $2.9 million and $1.2 million, respectively. Interest income recognized on these loans was $32,000 as of March 31, 2007 with no interest income recognized on these loans for the period ended March 31, 2006.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

The following schedule details selected information as to non-performing loans of the Company at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
(In Thousands)	Past Due 90 Days	Non- Accrual	Past Due 90 Days	Non- Accrual
Real estate – mortgage	$324	$1,105	$244	$331
Real estate – construction	—	538	—	1,500
Consumer loans	12	125	—	15
Commercial	346	102	386	661

	$682	$1,870	$630	$2,507
Renegotiated loans	$325	$—	$62	$32

Total	$1,007	$1,870	$692	$2,539

The Company’s allowance for loan losses at March 31, 2007, was $5.8 million as compared to $5.6 million at December 31, 2006. Non-performing loans amounted to $2.9 million at March 31, 2007, as compared to $3.2 million at December 31, 2006. Non-performing loans are loans which have been placed on non-accrual status, loans that are 90 days past due plus past due renegotiated loans. Charge-offs totaled $115,000 for the first three months of 2007 and $77,000 for the same period in 2006. Recoveries amounted to $13,000 for the first three months of 2007 and $11,000 for the same period in 2006. The provision for loan losses was $263,000 for the first three months of 2007 and $428,000 for the first three months of 2006. The provisions for these periods are considered by management to be reasonable.

The allowance for loan losses at March 31, 2007, represents 1.21% of total loans outstanding. At December 31, 2006, the allowance for loan losses represented 1.2% of total loans outstanding. Management has a system in place to identify and monitor problem loans. A Reserve for Loan Loss Calculation is prepared each quarter end to determine the adequacy of the allowance for loan losses (“ALL”). On an ongoing basis during each quarter, formal reviews and analyses are performed including analyses of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain loans (including material loan relationships and problem loans), loan activity since the previous assessment, Loan Administration reports prepared by the Loan Review Officer and other employees, consideration of current or changing economic conditions, and analysis of other information pertinent to the condition and performance of the bank’s loan portfolio. The level of the ALL to net loans outstanding will vary depending on the results of ongoing analyses and the quarterly Reserve for Loan Loss Calculation. The calculation and other pertinent information is presented to and approved by the Board of Directors quarterly. Management believes the ALL at March 31, 2007, to be adequate and appropriate.

Transactions in the allowance for loan losses were as follows:

	March 31,
(In Thousands)	2007	2006

Balance, January 1, 2007, and 2006, respectively	$5,605	$4,604
Add (deduct):
Losses charged to allowance	(115)	(77)
Recoveries credited to allowance	13	11
Provision for loan losses	263	428

Balance, March 31, 2007, and 2006, respectively	$5,766	$4,966

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

The following table presents total internally graded loans as of March 31, 2007, and December 31, 2006:

	March 31, 2007

(In Thousands)	Total	Special Mention	Substandard	Doubtful	Loss

Commercial, financial and agricultural	$1,040	15	921	104	—
Real estate mortgage	2,694	741	1,948	—	5
Real estate construction	747	—	747	—	—
Consumer	98	—	17	81	—

	$4,579	756	3,633	185	5

	December 31, 2006

(In Thousands)	Total	Special Mention	Substandard	Doubtful	Loss

Commercial, financial and agricultural	$1,152	15	1,134	3	—
Real estate mortgage	1,063	—	1,063	—	—
Real estate construction	2,439	—	2,439	—	—
Consumer	100	—	19	81	—

	$4,754	15	4,655	84	—

Of the $4.6 million internally graded loans noted above as of March 31, 2007, management believes that approximately $905,000 million in principal losses are possible, for which a specific loan loss allowance has been made. Potential principal losses are up approximately $123,000 from December 31, 2006 when management believed that approximately $783,000 in principal losses was possible, for which a specific loan loss allowance had been made. The increase is attributed to the single borrower which has been internally graded as substandard in the real estate construction loan category as mentioned previously.

Residential real estate loans that are graded substandard, doubtful or loss, totaling $1.9 million at March 31, 2007, and December 31, 2006, consist of 27 and 17 individual loans, respectively that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. Potential losses on these loans are anticipated by management for which a loan loss allocation has been made in the amount of $354,000.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	March 31, 2007		December 31, 2006

(In Thousands)		Percent of Loans in Each Category to Total Loans		Percent of Loans in Each Category to Total Loans

Commercial, financial and agricultural	$2,147	41.0%	$2,054	41.5%
Real estate construction	1,454	27.5%	1,374	24.8%
Real estate mortgage	2,009	30.4%	1,993	32.7%
Consumer	156	1.1%	184	1.0%

	$5,766	100.0%	$5,605	100.0%

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

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

The Company’s investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.4 million (3.54% of the portfolio) is presently scheduled to mature or reprice within the next 12 months. Additionally, the Company expects to receive approximately $10.5 million of projected principal and interest payments from its security portfolio over the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. Residential construction and commercial real estate loans which are short term in nature continue to provide a significant source of liquidity to the Company. Over the past 12 months, the loan portfolio has averaged about $25.2 million per month in principal payments alone. At March 31, 2007, loans of approximately $269.4 million (55.2% of the portfolio) either will become due or will be subject to rate adjustments within 12 months from the respective date. Loans subject to maturity equal $193.3 million with $76.1 million of the loans repricing over the next 12 months. The Company’s emphasis has been placed on structuring adjustable rate loans.

As for liabilities, certificates of deposit of $100,000 or greater totaling approximately $190.5 million (92.3% of the total time deposit portfolio) will mature or could reprice during the next 12 months. The Company’s deposit base increased approximately $10.8 million during the three months ended March 31, 2007. The increase in deposits consists of a $5.8 million decrease in transactional accounts, a $3.9 million increase in savings and money market deposits accounts and a $12.7 million increase in time deposits. Advances from the Federal Home Loan Bank increased by $7.6 million to $52.2 million at March 31, 2007, from $44.6 million at December 31, 2006.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

Off Balance Sheet Arrangements

At March 31, 2007, the Company had unfunded loan commitments outstanding of $125.8 million and outstanding standby letters of credit of $4.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions or borrow from the Federal Home Loan Bank. Additionally, the Company’s bank subsidiary could offer to sell participations in these or other loans to correspondent banks. As mentioned above, the Company’s bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments (payoffs, principal payments and interest payments), investment security maturities along with principal and interest payments received on securities, and cash flows and short-term borrowings.

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

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

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

There are no known material changes in reported market risks during the three months ended March 31, 2007, known to management. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

There are no changes in risk factors applicable to the Company from those set forth in Section 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2006, which readers are urged to review.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

(a)	Not applicable

(b)	Not applicable.

(c)	The Issuer did not repurchase any of its shares during the first quarter of 2007.

The only restrictions on working capital and/or dividends are those reported in Part I of this Quarterly Report on Form 10-Q, as well as those discussed with respect to dividends and capital in the Company’s Annual Report on Form 10-K, particularly in the section “Supervision and Regulation” and in the discussion of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

(a)	Not applicable.

(b)	Not applicable.

Item 4.	Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

CAPITAL BANCORP, INC.

FORM 10-Q CONTINUED

Item 6.	Exhibits

(1)	Exhibits 31.1 and 31.2 consist of Rule 13a-14 and 15d-14 certifications.

(2)	Exhibit 32 consists of Section 1350 certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BANCORP, INC
(Registrant)

DATE:	May 9, 2007	/s/ R. Rick Hart
R. Rick Hart, Chairman, President and Chief Executive Officer

DATE:	May 9, 2007	/s/ Sally P. Kimble
Sally P. Kimble, Executive Vice President and Chief Financial Officer